Form 10-Q
period 1998-06-30
CGA GROUP LTD
filed 1998-09-21
CIK 1049632

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   ----------

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998.

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 333-7944


                                 CGA GROUP, LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                BERMUDA                                          98-0173536
     -------------------------------                         -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


             Craig Appin House
              8 Wesley Street
          Hamilton HM11 Bermuda                                Not Applicable
----------------------------------------                       --------------
(Address of principal executive offices)                         (Zip Code)


                                 (441) 296-5144
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES       NO  X
                                   ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                   9,100,000
                            -------------------------
                              (As of June 30, 1998)

================================================================================

                                CGA GROUP, LTD.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

          Consolidated Balance Sheets -
          June 30, 1998 and December 31, 1997..................................1

          Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 1998 and 1997.............2

          Consolidated Statements of Mezzanine Equity -
          Six Months Ended June 30, 1998 and Nine Months
          Ended December 31, 1997..............................................3

          Consolidated Statements of Shareholders' Equity -
          Six Months Ended June 30, 1998 and Nine Months
          Ended December 31, 1997..............................................4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997..............................5

          Notes to Consolidated Financial Statements...........................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................11

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.............................14

Item 6. Exhibits and Reports on Form 8-K......................................14

Signatures....................................................................16


PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                             CGA GROUP, LTD.

                                       CONSOLIDATED BALANCE SHEETS
                                       (Expressed in U.S. Dollars)


                                                                             June 30        December 31
                                                                               1998             1997
                                                                            Unaudited         Audited
                                                                          ------------      ------------
ASSETS
  Fixed maturities available for sale, (at fair value)
     (Amortized cost: $123,941,441 and $121,664,671) ..................   $125,304,617      $123,302,763
  Cash and short-term investments .....................................      4,401,305         7,199,106
  Note receivable .....................................................           --             250,000
  Premiums receivable .................................................      1,547,009           447,172
  Accrued interest receivable .........................................      2,676,329         4,080,600
  Deferred acquisition costs ..........................................      2,694,777         1,001,883
  Other assets ........................................................      2,794,244         2,018,309
  Organization costs ..................................................      3,928,238         4,421,353
                                                                          ------------      ------------
  Total assets ........................................................   $143,346,519      $142,721,186
                                                                          ============      ============
LIABILITIES
  Unearned premiums ...................................................   $  1,107,853      $    270,576
  Provision for losses and loss adjustment expenses ...................        655,000            55,000
  Reinsurance balances payable ........................................        172,467                --
  Accrued costs and expenses ..........................................      3,294,449         3,591,033
                                                                          ------------      ------------
  Total liabilities ...................................................      5,229,769         3,916,609
                                                                          ------------      ------------
MEZZANINE EQUITY
  Preferred stock, $.01 par value, 20,000,000 shares authorized:
  Series A ............................................................     69,500,630        65,532,499
  Series B ............................................................     37,200,712        37,075,371
  Dividends accrued on Series A .......................................        191,320                --
  Dividends accrued on Series B .......................................      8,994,253         4,439,231
                                                                          ------------      ------------
  Total mezzanine equity ..............................................    115,886,915       107,047,101
                                                                          ------------      ------------
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 20,000,000 shares authorized,
    9,100,000 issued and outstanding ..................................         91,000            91,000
  Additional paid-in-capital ..........................................     42,882,261        42,086,353
  Accumulated other comprehensive income ..............................      1,363,176         1,638,092
  Retained deficit ....................................................    (22,106,602)      (12,057,969)
                                                                          ------------      ------------
  Total shareholders' equity ..........................................     22,229,835        31,757,476
                                                                          ------------      ------------
  Total liabilities and shareholders' equity ..........................   $143,346,519      $142,721,186
                                                                          ============      ============


               The accompanying notes are an integral part of these financial statements.

                                                      CGA GROUP, LTD.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Expressed in U.S. Dollars)
                                                        (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30                             June 30
                                                           ----------------------------        -----------------------------
                                                              1998               1997              1998              1997
                                                           -----------        ---------        ------------        ---------
REVENUES
  Gross premiums written ...........................       $ 1,780,226        $    --          $  3,730,219        $    --
  Ceded premiums ...................................          (172,467)            --              (172,467)            --
                                                           -----------        ---------        ------------        ---------
  Net premiums written .............................         1,607,759             --             3,557,752             --
  Change in unearned premiums ......................            41,582             --              (837,276)            --
                                                           -----------        ---------        ------------        ---------
  Net premiums earned ..............................         1,649,341             --             2,720,476             --
                                                           -----------        ---------        ------------        ---------
  Net investment income ............................         2,324,640          193,720           4,212,895          194,510
  Net realized gains ...............................           794,575             --               552,381             --

  Management fees ..................................           492,939             --               681,995             --
                                                           -----------        ---------        ------------        ---------
Total Revenues .....................................         5,261,495          193,720           8,167,747          194,510
                                                           -----------        ---------        ------------        ---------
EXPENSES
  Operating expenses ...............................         4,366,129          156,981           7,437,538          156,981
  Acquisition costs ................................            92,342             --               145,587             --
  Commitment fees ..................................           149,589           23,014             297,534           23,014
  Excess of loss facility ..........................            50,000            7,671             100,000            7,671
  Loss adjustment expenses .........................           405,000             --               600,000             --
                                                           -----------        ---------        ------------        ---------
  Total expenses ...................................         5,063,060          187,666           8,580,659          187,666
                                                           -----------        ---------        ------------        ---------
NET INCOME (LOSS) ..................................           198,435            6,054            (412,912)           6,844

Other comprehensive income (loss) ..................          (882,784)        (164,694)           (274,916)        (164,694)
                                                           -----------        ---------        ------------        ---------
COMPREHENSIVE INCOME (LOSS) ........................       $  (684,349)       $(158,640)       $   (687,828)       $(157,850)
                                                           ===========        =========        ============        =========

Net loss available to common shareholders ..........       $(4,909,349)                        $(10,600,026)

Basic and diluted loss per common share ............       $     (0.54)                        $      (1.16)
                                                           ===========                         ============
Weighted average shares outstanding ................         9,100,000                            9,100,000
                                                           ===========                         ============


                         The accompanying notes are an integral part of these financial statements.

                                           CGA GROUP, LTD.

                             CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY
                                   (Expressed in U.S. Dollars)

                                                                 Six Months Ended     Nine Months Ended
                                                                  June 30, 1998       December 31, 1997
                                                                    Unaudited              Audited
                                                                 ----------------     -----------------
MEZZANINE EQUITY

SERIES A PREFERRED STOCK
Balance -- beginning of period ................................    $     27,965          $       --
Stock issued ..................................................            --                  26,000
Pay-in-kind dividends paid ....................................           1,956                 1,965
                                                                   ------------          ------------
Balance -- end of period ......................................          29,921                27,965
                                                                   ------------          ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES A PREFERRED
Balance -- beginning of period ................................      65,504,534                  --
Stock issued ..................................................            --              64,974,000
Issuance costs ................................................            --              (4,571,319)
Fair value of warrants ........................................      (1,347,300)                 --
Pay-in-kind dividends paid ....................................       4,887,424             4,911,381
Accretion to redemption value .................................         285,707               190,472
Accretion on warrants .........................................         140,344                  --
                                                                   ------------          ------------
Balance -- end of period ......................................      69,470,709            65,504,534
                                                                   ------------          ------------
TOTAL SERIES A PREFERRED STOCK ................................    $ 69,500,630          $ 65,532,499
                                                                   ============          ============

PAY-IN-KIND DIVIDENDS ACCRUED -- SERIES A .....................    $    191,320          $       --
                                                                   ============          ============

SERIES B PREFERRED STOCK
Balance -- beginning of period ................................    $     16,000          $       --
Stock issued ..................................................            --                  16,000
                                                                   ------------          ------------
Balance -- end of period ......................................          16,000                16,000
                                                                   ------------          ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES B PREFERRED
Balance -- beginning of period ................................      37,059,371                  --
Stock issued ..................................................            --              39,984,000
Issuance costs ................................................            --              (3,008,190)
Accretion to redemption value .................................         125,341                83,561
                                                                   ------------          ------------
Balance -- end of period ......................................      37,184,712            37,059,371
                                                                   ------------          ------------
TOTAL SERIES B PREFERRED STOCK ................................    $ 37,200,712          $ 37,075,371
                                                                   ============          ============
PAY-IN-KIND DIVIDENDS ACCRUED-SERIES B
Balance -- beginning of period ................................    $  4,439,231          $       --
Dividends accrued .............................................       4,555,022             4,439,231
                                                                   ------------          ------------
Balance -- end of period ......................................    $  8,994,253          $  4,439,231
                                                                   ============          ============

TOTAL MEZZANINE EQUITY ........................................    $115,886,915          $107,047,101
                                                                   ============          ============


              The accompanying notes are an integral part of these financial statements.

                                            CGA GROUP, LTD.

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (Expressed in U.S. Dollars)

                                                                  Six Months Ended    Nine Months Ended
                                                                   June 30, 1998      December 31, 1997
                                                                     Unaudited            Audited
                                                                  ----------------    -----------------
SHAREHOLDERS' EQUITY

COMMON STOCK
Balance -- beginning of period .................................    $     91,000        $     12,000
Stock redeemed (12,000 shares) .................................            --               (12,000)
Stock issued (9,100,000 shares) ................................            --                91,000
                                                                    ------------        ------------
Balance -- end of period .......................................          91,000              91,000
                                                                    ------------        ------------

ADDITIONAL PAID-IN-CAPITAL -- COMMON STOCK
Balance -- beginning of period .................................      42,086,353                --
Stock issued ...................................................            --            45,409,000
Issuance costs .................................................            --            (3,048,614)
Fair value of warrants .........................................       1,347,300                --
Accretion of Series A Preferred Stock to redemption value ......        (285,707)           (190,472)
Accretion of Series B Preferred Stock to redemption value ......        (125,341)            (83,561)
Accretion on warrants ..........................................        (140,344)               --
                                                                    ------------        ------------
Balance -- end of period .......................................      42,882,261          42,086,353
                                                                    ------------        ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period .................................       1,638,092                --
Decrease during the period .....................................        (274,916)          1,638,092
                                                                    ------------        ------------
Balance -- end of period .......................................       1,363,176           1,638,092
                                                                    ------------        ------------

RETAINED EARNINGS (DEFICIT)
Balance -- beginning of period .................................     (12,057,969)         (2,706,182)
Net loss .......................................................        (412,912)         (1,318,730)
Series A pay-in-kind dividends paid ............................      (4,889,380)         (4,913,346)
Series A pay-in-kind dividends accrued .........................        (191,320)               --
Series B pay-in-kind dividends accrued .........................      (4,555,021)         (4,439,231)
                                                                    ------------        ------------
Balance -- end of period .......................................     (22,106,602)        (12,057,969)
                                                                    ------------        ------------
TOTAL SHAREHOLDERS' EQUITY .....................................    $ 22,229,835        $ 31,757,476
                                                                    ============        ============


               The accompanying notes are an integral part of these financial statements.

                                            CGA GROUP, LTD.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Expressed in U.S. Dollars)
                                              (Unaudited)

                                                                           Six Months Ended June 30
                                                                      ----------------------------------
                                                                         1998                  1997
                                                                      -----------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ................................................    $  (412,912)         $       6,844
Changes in non-cash items
   Amortization of investments ...................................      1,374,914                 39,694
   Depreciation expense ..........................................        168,127                   --
   Realized (gain)/loss on sale of investments ...................       (552,381)                  --
   Realized loss on sale of fixed assets .........................         26,282                   --
   Premiums receivable ...........................................     (1,099,837)                  --
   Accrued interest ..............................................      1,404,271                   --
   Deferred acquisition costs ....................................     (1,692,894)              (562,226)
   Organization costs ............................................        493,115             (4,648,454)
   Other assets ..................................................       (504,145)              (723,332)
   Unearned premiums .............................................        837,277                   --
   Loss adjustment expenses ......................................        600,000                   --
   Reinsurance Balances Payable ..................................        172,467                   --
   Accrued costs and expenses ....................................       (296,584)             2,747,836
                                                                      -----------          -------------
Net cash provided by (used in) operating activities ..............        517,700             (3,139,638)
                                                                      -----------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases and sales of investments ...........................     (3,065,787)          (122,163,343)
Net purchases of fixed assets ....................................       (499,714)                  --
Note receivable ..................................................        250,000             (1,250,000)
                                                                      -----------          -------------
Net cash used in investing activities .............................     (3,315,501)          (123,413,343)
                                                                      -----------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of series A preferred stock .............................           --               65,000,000
Issuance of series B preferred stock .............................           --               40,000,000
Issuance of common stock .........................................           --               45,500,000
Issuance costs of series A preferred stock .......................           --               (4,571,318)
Issuance costs of series B preferred stock .......................           --               (3,008,190)
Issuance costs of common stock ...................................           --               (3,043,310)
                                                                      -----------          -------------
Net cash provided by financing activities ........................           --              139,877,182
                                                                      -----------          -------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS .......     (2,797,801)            13,324,201

CASH AND SHORT-TERM INVESTMENTS -- BEGINNING OF PERIOD ...........      7,199,106                   --
                                                                      -----------          -------------
CASH AND SHORT-TERM INVESTMENTS -- END OF PERIOD .................    $ 4,401,305          $  13,324,201
                                                                      ===========          =============


               The accompanying notes are an integral part of these financial statements.

CGA GROUP, LTD.
Notes to Consolidated Financial Statements
For the Six Months ended June 30, 1998
(Expressed in U.S. Dollars)

1. BUSINESS AND ORGANIZATION CGA Group, Ltd. (the "Company"), a holding company, was incorporated in Bermuda on June 21, 1996. The Company has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. ("CGA") was incorporated in Bermuda on October 22, 1996. CGA is licensed as a class 3 insurer under the laws of Bermuda and has received a AAA claims paying ability rating from Duff & Phelps Credit Rating Company ("DCR"). CGA provides financial guaranty insurance of structured securities, including commercial real estate, asset-backed, and other securities. The Company, CGA and all of their employees are based in Hamilton, Bermuda. CGA Investment Management, Inc. ("CGAIM") was incorporated in Delaware, U.S.A. in July 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. The purchase method of accounting for the CGAIM acquisition was used. There was no goodwill acquired and no contingent payments, options, or commitments exist. CGAIM had not commenced operations prior to its acquisition by the Company. CGAIM is an investment advisor and provides financial advisory services to a variety of clients. CGAIM and its employees are based in New York City, New York.

     The Company's first fiscal year end was March 31, 1997. The Company subsequently changed its fiscal year end to December 31.

     The initial capitalization of the Company consisted of 12,000 common shares with a par value of $1.00 per share. All 12,000 shares were redeemed on June 17, 1997 at which time the Company completed its private placement offering (the "Recapitalization"). Operations commenced following the completion of the Recapitalization (the "Recapitalization Closing").

     At the Recapitalization Closing, the Company issued 2.6 million shares of Series A Cumulative Voting Preference Shares (the "Series A Preferrred Stock"), par value $.01 per share, at a price of $25 per share, with a 13.75% quarterly compounding dividend payable in additional shares of Series A Preferred Stock. The purchasers of Series A Preferred Stock also received warrants, which are transferable separately from the Series A Preferred Stock, which represent the right to purchase on or prior to June 17, 2007 at an exercise price of $.01 per share a total of 270,000 shares of common stock, par value $.01 per share (the "Common Stock"). The warrants are valued at $4.99 per share and are accounted for as additional paid-in-capital to the Common Stock.

     At the Recapitalization Closing, the Company also issued 1.6 million shares of Series B Cumulative Voting Preference Shares (the "Series B Preferred Stock"), par value of $.01 per share, at a price of $25 per share, with a 20% quarterly compounding dividend payable in additional shares of Series B Preferred Stock. The Series B Preferred Stock was sold to investors in the form of Investment Units which include commitments to purchase an additional $60 million of Series B Preferred Stock upon the occurrence of certain funding events, in order to maintain CGA's AAA rating from DCR. The Company pays an aggregate $600,000 annual fee to the Unit Investors for their commitments. The Investment Units also included 7,827,957 shares out of a total of 9,100,000 shares of Common Stock issued, at a price of $5 per share.

     The remaining 1,272,043 shares of Common Stock were sold at the Recapitalization Closing to the sponsoring investors and certain members of management who also received an aggregate of 847,729 warrants, each such warrant representing the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share. An additional 1,494,771 warrants have been authorized for issuance to certain employees, each such warrant representing the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share.

2.   SIGNIFICANT ACCOUNTING POLICIES
     The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company, CGA, and CGAIM. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A)   PREMIUMS

     CGA's insurance contracts are classified as long-duration contracts for accounting purposes, as the contracts are expected to remain in force for an extended period. The contracts generally are not subject to unilateral changes in their provisions and require insurance protection for extended periods. Premium rates generally are level throughout the period of coverage. Premiums are recognized as written upon inception of multi-year policies. Up-front premiums are earned pro-rata over the period of risk. Installment premiums are earned over each installment period.

B)   DEFERRED ACQUISITION COSTS
     Deferred acquisition costs are expenses that vary with and are primarily related to the production of business. These costs include compensation and related costs of underwriting and marketing, certain rating agency fees, and administrative expenses. Policy acquisition costs are amortized on a straight-line basis over the estimated term of the related insured risks.

C)   REINSURANCE
     In the ordinary course of business, CGA cedes exposures under various reinsurance contracts designed to limit losses from certain risks and to protect capital and surplus. The reinsurance of risk does not relieve CGA of its original liability to its policyholders. In the event that a reinsurer was unable to meet its obligations under the existing reinsurance contracts, CGA would be liable for such defaulted amounts.

D)   PROVISION FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
     A case basis reserve for unpaid losses and loss adjustment expenses may be recorded at the present value of the estimate loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. A general reserve is calculated by applying a loss factor to the total net par amount outstanding of CGA's insured obligations over the expected term of such insured obligations.

     Management believes that the current level of the provision is adequate to cover the ultimate net cost of claims. The provision is necessarily an estimate and there can be no assurance that the ultimate liability will not differ from such estimates. The Company will monitor the provision on an ongoing basis and may periodically adjust the provision based on actual loss experience, the future mix of business and economic conditions.

E)   ORGANIZATION EXPENSES
     Organization costs include legal, accounting, consulting, travel, employee relocation and miscellaneous other costs incurred to form the Company. Organization costs are amortized over a five-year period starting from the date of commencement of operations using the straight-line method. (See footnote j regarding Statement of Position 98-5.)

F)   INVESTMENTS
     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in debt securities designated as available-for-sale are recorded at fair value. Any resulting unrealized gains or losses are reflected as a separate component of shareholders' equity until realized. The periodic unrealized gains or losses are reflected as other comprehensive income on the statement of income.

     Bond discounts and premiums are accreted or amortized on the effective interest method over the term of the related securities. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at cost, which approximates fair value. Realized gains or losses on sale of investments are determined on the basis of specific identification. Investment income is recognized when earned. The Company previously used foreign currency forward contracts for the purpose of managing certain investment portfolio exposures. As of June 30, 1998 the investment in non-U.S. dollar denominated securities was discontinued, eliminating the need to utilize foreign currency forward contracts.

G)   STATEMENT OF CASH FLOWS
     For purposes of the statements of cash flows, short-term deposits are composed of deposits with original maturities which are less than three months.

H)   LOSS PER COMMON SHARE
     The Company computed loss per share in accordance with SFAS No. 128, "Earnings Per Share." Loss per common share is calculated using the loss for the period adjusted for preference dividends, accretion of preference stock to redemption value, and accretion on warrants divided by the weighted average number of common shares outstanding and, if dilutive, shares issuable under outstanding warrants.

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share.




===============================================================================================
                                                   Three Months Ended       Six Months Ended
                                                      June 30, 1998          June 30, 1998
-----------------------------------------------------------------------------------------------
Basic Loss Per Share ("EPS")

Numerator:
  Net Income                                          $   198,435          $   (412,912)
  Series A - Pay-in-kind dividends paid                (2,486,225)           (4,889,380)
  Series A - Pay-in-kind dividends accrued                (90,396)             (191,320)
  Series A - Accretion to redemption value               (114,283)             (285,707)
  Series A - Accretion on warrants                        (33,683)             (140,344)
  Series B - Pay-in-kind dividends accrued             (2,333,060)           (4,555,022)
  Series B - Accretion to redemption value                (50,137)             (125,341)
                                                      -----------          ------------

Net Loss Available to Common Shareholders              (4,909,349)          (10,600,026)
                                                      -----------          ------------

Denominator:
  Weighted Average  Shares Outstanding                  9,100,000             9,100,000
                                                      -----------          ------------

Basic EPS                                                 $ (0.54)              $ (1.16)
                                                      ===========          ============

Diluted Loss Per Share

Numerator                                             $(4,909,349)         $(10,600,026)
                                                      -----------          ------------

Denominator                                             9,100,000             9,100,000
                                                      -----------          ------------

Diluted EPS                                               $ (0.54)              $ (1.16)
                                                      ===========          ============

===============================================================================================



     The Company has outstanding warrants which were not included in the computation of the diluted loss per share as the effect of these warrants is antidilutive for the periods presented above.

     On June 17, 1997 the Company issued warrants to purchase 270,000 shares of Common Stock in connection with the issuance of 2.6 million shares of Series A Preferred Stock. All of the warrants are outstanding as of June 30, 1998. These warrants are excerciseable at any time on or prior to June 17, 2007 at an exercise price of $.01.

     The Company also issued 847,729 warrants to certain investors and members of management in connection with the issuance of 1.6 million Investment Units. Each warrant represents the right to purchase one share of common stock on or prior to June 17, 2007. The warrants have an exercise price of $5 per share and were outstanding at June 30, 1998. In addition, the Company has authorized 1,494,771 warrants for certain employees which each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share. The employee rights will vest ratably over a four-year period and expire if not excercised within thirty days of the employee's termination of employment. As at June 30, 1998, there are 1,428,129 warrants outstanding, of which 369,748 warrants were exercisable.

I)   TAXATION
     The Company and CGA, which are domiciled in Bermuda, have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act 1966, of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March 28, 2016. Since the Company and CGA are not engaged in a trade or business in the U.S. there should be no U.S. income taxes due. However, CGA has filed protective U.S. income tax returns. CGAIM will be subject to U.S. taxation at regular corporate tax rates, but has tax losses carried forward of approximately $3.9 million as of December 31, 1997, for which no benefit has been recorded in the financial statements. These tax loss carry-forwards expire in the year 2012.

J)   ACCOUNTING STANDARDS
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components. The Company has adopted SFAS 130 in these consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which the Company will be required to adopt for fiscal year 1998. This statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance.

     The Accounting Standards Executive issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. This statement will require the Company to expense organization costs as incurred. The Company intends to expense the remaining unamortized costs as a change in accounting principle when it applies this SOP in the third quarter of this fiscal year.

     On June 15, 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not believe the application of SFAS 133 will have a material effect on its consolidated financial statements.

3.   MEZZANINE EQUITY
     The Company's Series A Preferred Stock is subject to mandatory redemption including all accrued and unpaid dividends thereon, on June 17, 2007. The Series A Preferred Stock is also redeemable at the election of the Company at any time after June 17, 2002, subject to the payment of early redemption premiums starting at 11% initially and declining by 2% annually through June 16, 2007. The Series B Preferred Stock is subject to mandatory redemption including all accrued and unpaid dividends thereon, on June 17, 2012.

     The dividends on the Series A Preferred Stock are declared quarterly by the Board of Directors and paid in additional shares of Series A Preferred Stock. The Company has registered the Series A Preferred Stock with the U.S. Securities and Exchange Commission. The Company is obligated to pay an additional pay-in-kind dividend of .5% per annum on the Series A Preferred Stock from December 15, 1997 to the effective date of the registration statement. The dividend on the Series B Preferred Stock is not declared quarterly, however, the mandatory redemption provision requires that at redemption the Company is obligated to pay 100% of the stated value of the shares of Series B Preferred Stock plus accrued and unpaid dividends thereon. Accordingly, the liability for dividends payable on the Series B Preferred Stock is accrued and the charge against retained earnings is recorded.


4.   STATUTORY FINANCIAL DATA
     Under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations, the Company is required to file an annual Statutory Financial Return and Statutory Financial Statements and to maintain certain measures of solvency and liquidity during the period. The statutory capital and surplus at December 31, 1997 was $127,041,276. Statutory net income for the nine months ended December 31, 1997 was $3,152,533. The principal differences between capital and surplus and statutory net income and shareholders' equity and income as reported in conformity with GAAP relates to deferred acquisition costs and prepaid expenses of the Company. There were no statutory restrictions on payment of dividends from the retained earnings of the Company as the required level of solvency was met by the Common Stock in issue. In addition to the statutory capital referred to above, the Company has $60 million of commitments for additional capital and a $20 million excess of loss facility. The statutory capital, commitments and excess of loss facility provided total claims paying resources of $207,041,276 as of December 31, 1997.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and the related notes thereto included elsewhere in this report.

GENERAL

CGA Group, Ltd. (the "Company"), a holding company, was incorporated in Bermuda on June 21, 1996. The Company has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. ("CGA"), was incorporated in Bermuda on October 22, 1996. CGA is licensed as a class 3 insurer under the Insurance Act 1978 of Bermuda (the "Act") which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. CGA has a AAA "claims paying ability" rating from Duff & Phelps Credit Rating Company ("DCR"). CGA provides financial guaranty insurance of structured securities, including commercial real estate, asset-backed, and other securities. CGA Investment Management, Inc. ("CGAIM"), was incorporated in Delaware, U.S.A. in July 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. CGAIM did not commence operations until after its acquisition by the Company. CGAIM acts as an investment advisor and provides financial advisory services to a variety of clients. The Company and its subsidiaries were inactive until June 17, 1997, on which date the Company's private placement offering was completed and the Company was recapitalized with
(i) two classes of preferred stock totaling $105 million, (ii) common stock totaling $45.5 million and (iii) commitments to purchase $60 million of additional preferred stock upon the occurrence of certain events.

RESULTS OF OPERATIONS

Total revenues for the six months ended June 30, 1998 were $8.2 million, of which $2.7 million was derived from financial guaranty insurance premiums, $.7 million was derived from management fees and $4.8 million was derived from investments. Net premiums earned were derived from $3.7 million of gross premiums written, of which $.2 million were ceded under reinsurance agreements, and an increase of $.8 million in unearned premiums.

The following table shows the net par outstanding of insured obligations at June 30, 1998 by asset type:

                                                    in thousands
                                                    ------------
         Sovereign securities ...................    $  120,000
         Commercial real estate securities ......       671,419
         Consumer asset backed securities .......       337,308
         Corporate asset backed securities ......       136,709
                                                     ----------
                                                     $1,265,436
                                                     ==========

Based on net par outstanding, the credit ratings of the above assets were 10% "A", 76% "BBB" and 14% "BB". As the insured portfolio grows, the percentage of exposure to non-investment grade securities (rated below "BBB-") is expected to decrease.

Total revenues for the three months ended June 30, 1998 were $5.3 million, of which $1.6 million was derived from financial guaranty insurance premiums, $.5 million was from management fees and $3.1 million was derived from investments. Net premiums earned were derived from $1.8 million of gross premiums written, of which $.2 million were ceded under reinsurance agreements.

The financial guarantee insurance policies in force at December 31, 1997 which cover the commercial real estate and asset backed securities listed in the table above provide for quarterly premium payments to CGA as long as such assets remain in the insured portfolios of CGA's insureds. Accordingly, CGA will continue to earn revenues from and have exposure to the performance of those assets provided CGA and the insureds mutually agree to retain such assets in the portfolio. CGA monitors the performance of the assets in the portfolios and can require the removal of any assets that do not meet CGA's underwriting criteria. CGA will build upon the current book of business as its underwriting volume and risk in force grow, thereby layering new business on top of a base of prior business that creates an increasing annuity-like stream of revenue.

The financial guarantees in force on the sovereign securities represent eight transactions with terms ranging from two to five years and also provide for quarterly premium payments to CGA. This line of business provided earned premiums of $.9 million in the six months ended June 30, 1998.

CGA monitors its exposure on a routine basis and stays in close contact with DCR to ensure that its AAA rating is maintained. CGA has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. The Company also has commitments, which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of additional Series B Preferred Stock. Should those commitments be called upon, the proceeds would be used to increase the capital of CGA. The commitments must be funded in the event that DCR notifies the Company at least 45 days prior to June 17, 2002 that CGA's rating will otherwise be downgraded below a AAA rating.

Net investment income for the six month period ending June 30, 1998 was comprised of $4.2 million of interest earned on debt securities and short-term investments, and $.6 million of net realized gains. Net investment income is presented after deducting the cost of external investment management fees which totaled $.2 million. The total market value of the fixed maturity portfolio at June 30, 1998 including accrued interest receivable was $128 million. The average yield on the investment portfolio was 6%. Operating expenses for the same period were $7.4 million and were comprised primarily of personnel costs and legal and financing costs incurred to set up investment programs for CGAIM's clients.

No meaningful comparative financial information is available due to the Company's June 17, 1997 commencement of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company capitalized CGA with $125 million and engaged J.P. Morgan Investment Management, Inc. and Alliance Capital Management Corporation as investment managers. These funds are invested in foreign corporate and government debt securities which are rated AA or higher. The portfolio maintains a weighted average duration of two to five years. CGAIM was initially capitalized with $3 million. It will require additional funding during 1998 and 1999 from the Company to cover its operations while it builds its funds under management to generate sufficient fee income to cover its operations. On a consolidated basis the Company generated $.5 million of cash from operating activities for the six month period ended June 30, 1998.

The Company does not expect to pay cash dividends to its shareholders. CGA's Board of Directors has passed a resolution that CGA will not declare or pay cash dividends during the first five years of operations. After such five-year period, CGA intends to comply with dividend restrictions, if any, imposed by DCR in order to maintain its AAA rating. Future cash dividend payments will be subject to covenants contained in the subscription agreements for the various classes of the Company's stock. In addition, CGA's dividend payments are subject to certain limitations under Bermudian insurance regulations that require minimum solvency margins and liquidity ratios.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not believe the application of SFAS 133 will have a material effect on its consolidated financial statements.

YEAR 2000

The Company's primary uses of software systems are for corporate and investment portfolio accounting, as well as investment underwriting and analysis. The Company's current systems have recently been purchased or leased and are believed to be Year 2000 compliant. Therefore, the Company believes that the risk of Year 2000 compliance is not significant as it relates to its computer software systems.

The Company is also in the process of reviewing its exposure to Year 2000 issues resulting from its vendors' computer systems. The Company is in the process of contacting vendors regarding the state of their remediation activities for material Year 2000 issues. The Company does not expect that there will be material disruptions to its business or material costs associated with any Year 2000 disruption by its vendors. However, the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. This Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. The words "believe", "anticipate", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue emphasis on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II -- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) On August 6, 1998, the Company's Registration Statement on Form S-1 (Commission file number 333-7944) (the "S-1 Registration Statement") with respect to the Series A Preferred Stock was declared effective by the Securities and Exchange Commission. The S-1 Registration Statement is intended to satisfy certain obligations of the Company under the Series A Subscription Agreement dated as of June 9, 1997 among the Company and the Selling Stockholders (the "Series A Preferred Stock Subscription Agreement"). The Company will not receive any proceeds from sales of Series A Preferred Stock, if any, effected pursuant to the S-1 Registration Statement and the prospectus included therein, and has agreed to pay the expenses of the performance of its obligations under the Series A Preferred Stock Subscription Agreement with respect to the S-1 Registration Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

 3.1* Memorandum of Association and Certificate of Incorporation of CGA Group, Ltd.

 3.2*   Bye-laws of CGA Group, Ltd.

 3.3*   Appendices to Bye-laws of CGA Group, Ltd.

 4.1*   CGA Group, Ltd. Shareholders Agreement.

10.1* Series A Subscription Agreement dated as of June 9, 1997, by and among CGA Group, Ltd. and the holders of the Series A Preferred Stock.

10.2* Common Stock Warrant Acquisition Agreement, dated as of June 9, 1997 by and among CGA Group, Ltd. and the holders of the Series A Preferred Stock.

10.3* Investment Units Subscription Agreement dated as of June 4, 1997, by and among CGA Group, Ltd. and the holders of the Investment Units.

10.4* Right of First Refusal Agreement dated as of June 17, 1997, by and between CGA Group, Ltd. and Capital Reinsurance Company.

10.5* Discretionary Investment Advisory Agreement, dated as of December 18, 1996 between Alliance Capital Management L.P. and Commercial Guaranty Assurance, Ltd.

10.6* Investment Management Agreement dated as of December 27, 1996, between J.P. Morgan Investment Management Inc. and Commercial Guaranty Assurance, Ltd.

10.7* Letter Agreement, dated June 17, 1997 between CGA Group, Ltd. and DCR (and attachments).

10.8*   Employee Warrant Agreement.

10.9*   CGA Group, Ltd. Employee Stock Warrant Plan.

10.10*  CGA Group, Ltd. Sponsoring Investors and Founders Stock Warrant Plan.

10.11* Excess of Loss Agreement, dated as of June 12, 1997, by and between CGA Group, Ltd. and KRE Reinsurance Ltd.

10.12* Employment Agreement, as of January 1, 1997, by and between CGA Group, Ltd. and Richard A. Price.

10.13* Employment Agreement, as of January 1, 1997, by and between CGA Group, Ltd. and James R. Reinhart.

10.14* Employment Agreement, as of January 1, 1997, by and between Commercial Guaranty Assurance, Ltd. and Anthony Montemurno.

10.15* Employment Agreement, as of January 1, 1997, by and between Commercial Guaranty Assurance, Ltd. and Geoffrey N. Kauffman.

10.16* Employment Agreement, as of January 1, 1997, by and between CGA Investment Management, Inc. and Kem H. Blacker.

10.17* Employment Agreement, as of August 1, 1997, by and between CGA Investment Management, Inc. and Thomas S. Wickwire.

10.18* Employment Agreement, as of June 30, 1997, by and between CGA Investment Management, Inc. and Michael Miran.

10.19* CGA Group, Ltd. Founders' Common Stock Subscription Agreement, dated as of June 12, 1997, among CGA Group, Ltd., CGA Funding, L.P., and certain Founders of CGA Group, Ltd.

----------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 4, 1998 (Commission file number 333-7944).


     (b) Reports on Form 8-K.

             The Company has not filed any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CGA GROUP, LTD.
                                          ---------------
                                          Registrant


Date:  September 21, 1998                 /s/ JAMES R. REINHART
                                          --------------------------------------
                                              James R. Reinhart
                                              Chief Financial Officer
                                              (principal financial officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

 3.1* Memorandum of Association and Certificate of Incorporation of CGA Group, Ltd.

 3.2*   Bye-laws of CGA Group, Ltd.

 3.3*   Appendices to Bye-laws of CGA Group, Ltd.

 4.1*   CGA Group, Ltd. Shareholders Agreement.

10.1* Series A Subscription Agreement dated as of June 9, 1997, by and among CGA Group, Ltd. and the holders of the Series A Preferred Stock.

10.2* Common Stock Warrant Acquisition Agreement, dated as of June 9, 1997 by and among CGA Group, Ltd. and the holders of the Series A Preferred Stock.

10.3* Investment Units Subscription Agreement dated as of June 4, 1997, by and among CGA Group, Ltd. and the holders of the Investment Units.

10.4* Right of First Refusal Agreement dated as of June 17, 1997, by and between CGA Group, Ltd. and Capital Reinsurance Company.

10.5* Discretionary Investment Advisory Agreement, dated as of December 18, 1996 between Alliance Capital Management L.P. and Commercial Guaranty Assurance, Ltd.

10.6* Investment Management Agreement dated as of December 27, 1996, between J.P. Morgan Investment Management Inc. and Commercial Guaranty Assurance, Ltd.

10.7* Letter Agreement, dated June 17, 1997 between CGA Group, Ltd. and DCR (and attachments).

10.8*   Employee Warrant Agreement.

10.9*   CGA Group, Ltd. Employee Stock Warrant Plan.

10.10*  CGA Group, Ltd. Sponsoring Investors and Founders Stock Warrant Plan.

10.11* Excess of Loss Agreement, dated as of June 12, 1997, by and between CGA Group, Ltd. and KRE Reinsurance Ltd.

10.12* Employment Agreement, as of January 1, 1997, by and between CGA Group, Ltd. and Richard A. Price.

10.13* Employment Agreement, as of January 1, 1997, by and between CGA Group, Ltd. and James R. Reinhart.

10.14* Employment Agreement, as of January 1, 1997, by and between Commercial Guaranty Assurance, Ltd. and Anthony Montemurno.

10.15* Employment Agreement, as of January 1, 1997, by and between Commercial Guaranty Assurance, Ltd. and Geoffrey N. Kauffman.

10.16* Employment Agreement, as of January 1, 1997, by and between CGA Investment Management, Inc. and Kem H. Blacker.

10.17* Employment Agreement, as of August 1, 1997, by and between CGA Investment Management, Inc. and Thomas S. Wickwire.

10.18* Employment Agreement, as of June 30, 1997, by and between CGA Investment Management, Inc. and Michael Miran.

10.19* CGA Group, Ltd. Founders' Common Stock Subscription Agreement, dated as of June 12, 1997, among CGA Group, Ltd., CGA Funding, L.P., and certain Founders of CGA Group, Ltd.

----------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 4, 1998 (Commission file number 333-7944).