Form 10-Q
period 1998-09-30
CGA GROUP LTD
filed 1998-11-17
CIK 1049632

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

               For the quarterly period ended September 30, 1998.

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


                                 (441) 296-3165
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                               YES  X    NO
                                   ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                   9,100,000
                           --------------------------
                           (As of September 30, 1998)

================================================================================

                                CGA GROUP, LTD.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

          Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997.............................1

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended September 30, 1998 and
          Three Months and Six Months Ended September 30, 1997.................2

          Consolidated Statements of Mezzanine Equity -
          Nine Months Ended September 30, 1998 and Nine Months
          Ended December 31, 1997..............................................3

          Consolidated Statements of Shareholders' Equity -
          Nine Months Ended September 30, 1998 and Nine Months
          Ended December 31, 1997..............................................4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and Six Months Ended 1997.......5

          Notes to Consolidated Financial Statements...........................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................12

Item 3. Quantitative and Qualitative Disclosures About Market Risk............15


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.............................16

Item 6. Exhibits and Reports on Form 8-K......................................16

Signatures....................................................................18

                                         CGA GROUP, LTD.
                                  CONSOLIDATED BALANCE SHEETS
                                  (Expressed in U.S. Dollars)
                                         (Unaudited)

                                                                  September 30     December 31
                                                                      1998            1997
                                                                 -------------    -------------
ASSETS
 Fixed maturities available for sale, ( at fair value)
    (Amortized cost: $125,313,994 and $121,664,671)              $ 129,938,047    $ 123,302,763
 Cash and short-term investments                                     3,294,251        7,199,106
 Note receivable                                                          --            250,000
 Premiums receivable                                                 2,972,829          447,172
 Accrued interest receivable                                         3,361,870        4,080,600
 Deferred acquisition costs                                          3,116,901        1,001,883
 Other assets                                                        3,501,573        2,018,309
 Organization costs                                                       --          4,421,353
                                                                 -------------    -------------

 Total assets                                                    $ 146,185,471    $ 142,721,186
                                                                 =============    =============

LIABILITIES
 Unearned premiums                                               $     962,791    $     270,576
 Provision for losses and loss adjustment expenses                   1,355,000           55,000
 Reinsurance balances payable                                          280,847             --
 Accrued costs and expenses                                          4,726,420        3,591,033
                                                                 -------------    -------------

 Total liabilities                                                   7,325,058        3,916,609
                                                                 -------------    -------------
MEZZANINE EQUITY
 Preferred stock, $.01 par value, 20,000,000 shares authorized:
 Series A                                                           72,474,645       65,532,499
 Series B                                                           37,250,849       37,075,371
 Dividends accrued on Series B                                      11,443,966        4,439,231
                                                                 -------------    -------------

 Total mezzanine equity                                            121,169,460      107,047,101
                                                                 -------------    -------------
SHAREHOLDERS' EQUITY
 Common stock, $.01 par value, 20,000,000 shares authorized,
 9,100,000 issued and outstanding                                       91,000           91,000
 Additional paid-in-capital                                         42,684,159       42,086,353
 Accumulated other comprehensive income                              4,624,055        1,638,092
 Retained deficit                                                  (29,708,261)     (12,057,969)
                                                                 -------------    -------------

 Total shareholders' equity                                         17,690,953       31,757,476
                                                                 -------------    -------------

 Total liabilities and shareholders' equity                      $ 146,185,471    $ 142,721,186
                                                                 =============    =============

           The accompanying notes are an integral part of these financial statements.

                                                 CGA GROUP, LTD.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Expressed in U.S. Dollars)
                                                   (Unaudited)

                                                  Three Months Ended       Nine Months Ended   Six Months Ended
                                                       Sept 30                 Sept 30             Sept 30
                                            ----------------------------   ------------------  ----------------
                                                   1998          1997              1998             1997
REVENUES
     Gross  premiums written                $  3,163,321    $     55,823      $  6,893,540       $     55,823
     Ceded premiums                             (280,847)           --            (453,314)              --
                                            ------------    ------------      ------------       ------------
     Net premiums written                      2,882,474          55,823         6,440,226             55,823
     Change in unearned premiums                 145,062            --            (692,214)              --
                                            ------------    ------------      ------------       ------------

     Net premiums earned                       3,027,536          55,823         5,748,012             55,823

     Net investment income                     1,746,653       2,923,079         5,959,548          3,065,666
     Net realized gains                          239,175            --             791,556               --

     Management fees                           1,472,589            --           2,154,584               --
                                            ------------    ------------      ------------       ------------

Total Revenues                                 6,485,953       2,978,902        14,653,700          3,121,489
                                            ------------    ------------      ------------       ------------

EXPENSES
     Operating expenses                        4,043,755       2,420,176        11,481,293          2,526,023
     Acquisition costs                           129,944          16,293           275,531             16,293
     Commitment fees                             151,233         149,589           448,767            172,603
     Excess of loss facility                      50,000            --             150,000               --
     Losses and Loss adjustment expenses         700,000            --           1,300,000               --
                                            ------------    ------------      ------------       ------------

     Total expenses                            5,074,931       2,586,058        13,655,590          2,714,919
                                            ------------    ------------      ------------       ------------

Income before cumulative effect of
  change in accounting principle               1,411,022         392,844           998,110            406,570

Cumulative effect of change in
   accounting principle                       (3,928,238)           --          (3,928,238)              --

NET INCOME (LOSS)                             (2,517,216)        392,844        (2,930,128)           406,570

Other comprehensive income                     2,711,047         218,341         2,985,963             53,647
                                            ------------    ------------      ------------       ------------

COMPREHENSIVE INCOME                        $    193,831    $    611,185      $     55,835       $    460,217
                                            ============    ============      ============       ============

Net loss available to common shareholders   $ (7,991,082)                     $(18,399,788)


Basic and diluted loss per common share     $      (0.88)                     $      (2.02)
                                            ============                      ============

Weighted average shares outstanding            9,100,000                         9,100,000
                                            ============                      ============

                    The accompanying notes are an integral part of these financial statements.

                                        CGA GROUP, LTD.
                          CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY
                                  (Expressed in U.S. Dollars)
                                          (Unaudited)

                                               Nine Months Ended         Nine Months Ended
                                               September 30, 1998        December 31, 1997
                                               ------------------        -----------------
MEZZANINE EQUITY

SERIES A PREFERRED STOCK
Balance - beginning of period                     $      27,965            $        --
Stock issued                                               --                     26,000
Pay-in-kind dividends paid                                3,086                    1,965
                                                  -------------            -------------
Balance - end of period                                  31,051                   27,965
                                                  -------------            -------------

ADDITIONAL PAID-IN-CAPITAL - SERIES A PREFERRED
Balance - beginning of period                        65,504,534                     --
Stock issued                                               --                 64,974,000
Issuance costs                                             --                 (4,571,319)
Fair value of warrants                               (1,347,300)                    --
Pay-in-kind dividends paid                            7,712,344                4,911,381
Accretion to redemption value                           399,990                  190,472
Accretion on warrants                                   174,027                     --
                                                  -------------            -------------
Balance - end of period                              72,443,594               65,504,534
                                                  -------------            -------------

Total Series A Preferred Stock                    $  72,474,645            $  65,532,499
                                                  =============            =============

SERIES B PREFERRED STOCK
Balance - beginning of period                     $      16,000            $        --
Stock issued                                               --                     16,000
                                                  -------------            -------------
Balance - end of period                                  16,000                   16,000
                                                  -------------            -------------

ADDITIONAL PAID-IN-CAPITAL - SERIES B PREFERRED
Balance - beginning of period                        37,059,371                     --
Stock issued                                               --                 39,984,000
Issuance costs                                             --                 (3,008,190)
Accretion to redemption value                           175,478                   83,561
                                                  -------------            -------------
Balance - end of period                              37,234,849               37,059,371
                                                  -------------            -------------
Total Series B Preferred stock                    $  37,250,849            $  37,075,371
                                                  =============            =============

PAY-IN-KIND DIVIDENDS ACCRUED-SERIES B
Balance - beginning of period                     $   4,439,231            $        --
Dividends accrued                                     7,004,735                4,439,231
                                                  -------------            -------------
Balance - end of period                           $  11,443,966            $   4,439,231
                                                  =============            =============

TOTAL MEZZANINE EQUITY                            $ 121,169,460            $ 107,047,101
                                                  =============            =============

        The accompanying notes are an integral part of these financial statements.

                                              CGA GROUP, LTD.
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        (Expressed in U.S. Dollars)
                                             (Unaudited)

                                                                 Nine Months Ended      Nine Months Ended
                                                                 September 30, 1998     December 31, 1997
                                                                 ------------------     -----------------
SHAREHOLDERS' EQUITY

COMMON STOCK
Balance - beginning of period                                        $     91,000         $     12,000
Stock redeemed (12,000 shares)                                               --                (12,000)
Stock issued (9,100,000 shares)                                              --                 91,000
                                                                     ------------         ------------

Balance - end of period                                                    91,000               91,000
                                                                     ------------         ------------

ADDITIONAL PAID-IN-CAPITAL - COMMON STOCK
Balance - beginning of period                                          42,086,353                 --
Stock issued                                                                 --             45,409,000
Issuance costs                                                               --             (3,048,614)
Fair value of warrants                                                  1,347,300                 --
Accretion of Series A Preferred Stock to redemption value                (399,990)            (190,472)
Accretion of Series B Preferred Stock to redemption value                (175,478)             (83,561)
Accretion on warrants                                                    (174,027)                --
                                                                     ------------         ------------

Balance - end of period                                                42,684,159           42,086,353
                                                                     ------------         ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance - beginning of period                                           1,638,092                 --
Increase during the period                                              2,985,963            1,638,092
                                                                     ------------         ------------

Balance - end of period                                                 4,624,055            1,638,092
                                                                     ------------         -------------

RETAINED EARNINGS (DEFICIT)
Balance - beginning of period                                         (12,057,969)          (2,706,182)
Net income (loss)                                                      (2,930,128)           (1,318,730)
Series A pay-in-kind dividends paid                                    (7,715,430)          (4,913,346)
Series B pay-in-kind dividends accrued                                 (7,004,734)          (4,439,231)
                                                                     ------------         ------------

Balance - end of period                                               (29,708,261)         (12,057,969)
                                                                     ------------         ------------

TOTAL SHAREHOLDERS' EQUITY                                           $ 17,690,953         $ 31,757,476
                                                                     ============         ============

                The accompanying notes are an integral part of these financial statements.

                                          CGA GROUP, LTD.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Expressed in U.S. Dollars)
                                            (Unaudited)

                                                           Nine Months Ended      Six Months Ended
                                                             September 30           September 30
                                                                 1998                   1997
                                                           -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                            $  (2,930,128)         $     406,570
Changes in non-cash items

       Amortization of investments                                 112,386                   --
       Depreciation expense                                        259,470                296,433
       Realized gain on sale of investments                       (791,556)                  --
       Realized loss on sale of fixed assets                        26,282                   --
       Premiums receivable                                      (2,525,657)               (55,823)
       Accrued interest                                            718,730             (2,974,012)
       Deferred acquisition costs                               (2,115,018)            (1,019,463)
       Organization costs                                        4,421,353             (4,738,515)
       Other assets                                             (1,114,608)              (921,461)
       Unearned premiums                                           692,215                   --
       Loss adjustment expenses                                  1,300,000                   --
       Reinsurance balances payable                                280,847                   --
       Accrued costs and expenses                                1,135,387              2,753,272
                                                             -------------          -------------

Net cash used in operating activities                             (530,297)            (6,252,999)
                                                             -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases and sales of investments                          (3,000,371)          (122,055,573)
Net purchases of fixed assets                                     (624,187)              (547,243)
Note receivable                                                    250,000             (1,250,000)
                                                             -------------          -------------

Net cash used in investing activites                            (3,374,558)          (123,852,816)
                                                             -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Common Stock                                            --                  (12,000)
Issuance of series A preferred stock                                  --                   27,179
Issuance of series B preferred stock                                  --                   16,000
Issuance of common stock                                              --                   91,000
Paid-in-capital                                                       --              152,955,762
Issuance costs of series A preferred stock                            --               (4,571,318)
Issuance costs of series B preferred stock                            --               (3,008,190)
Issuance costs of common stock                                        --               (3,043,310)
Series A pay-in-kind dividends paid                                   --               (2,589,941)
Loan repaid                                                           --                 (121,000)
                                                             -------------          -------------

Net cash provided by financing activities                             --              139,744,182
                                                             -------------          -------------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS      (3,904,855)             9,638,367

CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF PERIOD            7,199,106                121,742
                                                             -------------          -------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD              $   3,294,251          $   9,760,109
                                                             =============          =============

             The accompanying notes are an integral part of these financial statements.

CGA GROUP, LTD.
Notes to Consolidated Financial Statements
For the Nine Months ended September 30, 1998
(Expressed in U.S. Dollars)

1.   BUSINESS AND ORGANIZATION
     CGA Group, Ltd. (the "Company") is a holding company, which was incorporated in Bermuda on June 21, 1996. The Company has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. ("CGA") was incorporated in Bermuda on October 22, 1996. CGA is licensed as a class 3 insurer under the laws of Bermuda with a AAA claims paying ability rating from Duff & Phelps Credit Rating Company ("DCR"). CGA provides financial guaranty insurance of structured securities, including commercial real estate, asset-backed and other securities. The Company, CGA and all of their employees are based in Hamilton, Bermuda. CGA Investment Management, Inc. ("CGAIM") was incorporated in Delaware, U.S.A. in July 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. The purchase method of accounting for the CGAIM acquisition was used. There was no goodwill acquired and no contingent payments, options, or commitments exist. CGAIM had not commenced operations prior to its acquisition by the Company. CGAIM is an investment advisor and provides financial advisory services to a variety of clients. CGAIM and its employees are based in New York City, New York.

     The Company's first fiscal year end was March 31, 1997. The Company subsequently changed its fiscal year end to December 31. Therefore, the comparative periods in the consolidated financial statements are not consistent.

     Operations commenced following the completion of the Company's private placement offering which occurred on June 17, 1997 (the "Recapitalization"). The initial capitalization of the Company consisted of 12,000 common shares with a par value of $1.00 per share. All 12,000 shares were redeemed on June 17, 1997 at which time the Company completed its Recapitalization.

     The Company issued 2.6 million shares of Series A Preferred Stock, par value $.01 per share, at a price of $25 per share, with a 13.75% quarterly compounding dividend paid in additional shares of Series A Preferred Stock. The holders of Series A Preferred Stock also received warrants, which are transferable separately from the Series A Preferred Stock, which represent the right to purchase on or prior to June 17, 2007, at an exercise price of $.01 per share, a total of 270,000 shares of Common Stock. The warrants are valued at $4.99 per share and are accounted for as additional paid-in-capital to the Common Stock.

     The Company also issued 1.6 million shares of Series B Cumulative Voting Preference Shares, par value $.01 per share, at a price of $25 per share, with a 20% quarterly compounding dividend paid in additional shares of Series B Cumulative Voting Preference Shares. The Series B Cumulative Voting Preference Shares were sold to investors in the form of Investment Units which included commitments to purchase an additional $60 million of Series B Preferred Stock upon the occurrence of certain funding events, in order to maintain CGA's AAA rating from DCR. The Company pays a $600,000 annual fee to the Unit Investors for their commitments. The Investment Units also included 7,827,957 shares of Common Stock out of a total of 9,100,000 million shares of Common Stock issued, par value $.01 per share, at a price of $5 per share.

     The remaining 1,272,043 shares of Common Stock were sold to the sponsoring investors and certain members of management who also received 847,729 warrants, which each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share. An additional 1,494,771 warrants have been authorized to certain employees which each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share.

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

a)   PREMIUMS
     CGA's insurance contracts are classified as long-duration contracts for accounting purposes as the contracts are expected to remain in force for an extended period. The contracts generally are not subject to unilateral changes in their provisions and require insurance protection for extended periods. Premium rates generally are level throughout the period of coverage. Premiums are recognized as written upon inception of multi-year policies. Up-front premiums are earned pro-rata over the period of risk. Installment premiums are earned over each installment period.

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

c)   REINSURANCE
     In the ordinary course of business, the company cedes exposures under various reinsurance contracts designed to limit losses from certain risks and to protect capital and surplus. The reinsurance of risk does not relieve the company of its original liability to its policyholders. In the event that a reinsurer was unable to meet its obligations under the existing reinsurance contracts, the Company would be liable for such defaulted amounts.

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

     Management believes that the current level of the provision is adequate to cover the ultimate net cost of claims. The provision is necessarily an estimate and there can be no assurance that the ultimate liability will not differ from such estimates. The Company will monitor the provision on an ongoing basis and may periodically adjust the provision based on actual loss experience, the future mix of business and economic conditions. See footnote number four regarding subsequent events.

e)   ORGANIZATION EXPENSES
     Organization costs consisted of expenses incurred to form the Company and were amortized over a five-year period starting from the date of commencement of operations using the straight-line method. The Accounting Standards Executive issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. This statement requires the Company to expense organization costs as incurred. On July 1, 1998, the Company expensed the remaining unamortized organization costs which is reflected in the financial statements as a change in accounting principle.

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


--------------------------------------------------------------------------------
                                         Three Months Ended    Nine Months Ended
                                         September 30, 1998   September 30, 1998
--------------------------------------------------------------------------------

Basic Loss Per Share ("EPS")

Numerator:
  Net income (loss)                          $ (2,517,216)       $ (2,930,128)
  Series A - Pay-in-kind dividends paid        (2,826,050)         (7,715,430)
  Series A - Accretion to redemption value       (114,283)           (399,990)
  Series A - Accretion on warrants                (33,683)           (174,027)
  Series B - Pay-in-kind dividends accrued     (2,449,713)         (7,004,735)
  Series B - Accretion to redemption value        (50,137)           (175,478)
                                             ------------        ------------

Net Loss Available to Common Shareholders      (7,991,082)        (18,399,788)
                                             ------------        ------------

Denominator:
  Weighted Average  Shares Outstanding          9,100,000           9,100,000
                                             ------------        ------------

Basic EPS                                    $      (0.87)       $      (2.02)
                                             ============        ============

Diluted Loss Per Share

Numerator                                    $ (7,991,082)       $(18,399,788)
                                              ------------        ------------

Denominator                                     9,100,000           9,100,000
                                             ------------        ------------

Diluted EPS                                  $      (0.87)       $      (2.02)
                                             ============        ============

--------------------------------------------------------------------------------

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

     The Company also issued 847,729 warrants to certain investors and members of management in connection with the issuance of 1.6 million investment units. Each warrant represents the right to purchase one share of common stock on or prior to June 17, 2007. The warrants have an exercise price of $5 per share and were outstanding at September 30, 1998. In addition, the Company has authorized 1,494,771 warrants for certain employees which each represent the right to purchase one share of common stock on or prior to June 17, 2007 at an exercise price of $5 per share. The employee rights will vest ratably over a four-year period and expire if not excercised within thirty days of the employee's termination of employment. As at September 30, 1998, there are 1,428,129 warrants outstanding of which 357,032 warrants were exercisable.

i)   TAXATION
     The Company and CGA, which are domiciled in Bermuda, have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act, 1966 of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March 28, 2016. Since the Company and CGA are not engaged in a trade or business in the U.S. there should be no U.S. income taxes due, however, CGA intends to file protective U.S. income tax returns. CGAIM will be subject to U.S. taxation at regular corporate tax rates, but has tax losses carried forward of approximately $3.9 million as of December 31, 1997, for which no benefit has been recorded in the financial statements. These tax loss carry-forwards expire in the year 2012.

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

     The FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which the company will be required to adopt for fiscal year 1998. This statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has chosen to adopt SFAS 131 effective December 31, 1998. Segment information will be reported separately for the Company's investment management and insurance operations.

     The Accounting Standards Executive issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. This statement requires the Company to expense organization costs as incurred. On July 1, 1998, the Company expensed the remaining unamortized organization costs which is reflected in the financial statements as a change in accounting principle.

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

3.   MEZZANINE EQUITY
     The Company's Series A Preferred Stock is subject to mandatory redemption including all accrued and unpaid dividends thereon, on June 17, 2007. The Series A Preferred Stock is also redeemable at the election of the Company at any time after June 17, 2002, subject to the payment of early redemption premiums starting at 11% initially, declining to 8% after June 17, 2003 and declining by 2% annually through June 16, 2007. The Series B Preferred Stock is subject to mandatory redemption including all accrued and unpaid dividends thereon, on June 17, 2012.

     The dividends on the Series A Preferred Stock are declared quarterly by the Board of Directors and paid in additional shares of Series A Preferred Stock. The Company was obligated to pay an additional pay-in-kind dividend of .5% on the Series A Preferred Stock from December 15, 1997 to the effective date of the registration statement. The Company registered the Series A Preferred Stock with the Securities and Exchange Commission effective August 6, 1998 at which time the accrual of the additional .5% dividend on the Series A Preferred Stock ceased. The payment of the additional dividend was paid on September 30, 1998. The dividend on the Series B Preferred Stock is not declared quarterly, however, the mandatory redemption provision requires that at redemption the Company is obligated to pay 100% of the stated value of the shares plus accrued and unpaid dividends thereon. Accordingly, the liability for dividends payable on the Series B Cumulative Voting Preference Shares is accrued and the charge against retained earnings is recorded.

4.   SUBSEQUENT EVENTS
     In October, the credit ratings on asset-backed securities issued by Commercial Financial Services Inc. ("CFS"), a credit-card debt collection company, were withdrawn by the three credit rating companies that rate the most recently issued CFS securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at CFS. The rating agencies, investors and insurors have commenced an investigation into the allegations. Clients of CGAIM own approximately $157 million par of the CFS securities and CGA has insured the credit facilities used to finance their purchase. CGA had previously reinsured approximately $140 million par of this exposure. In addition, CGA has exposure of approximately $47 million par to CFS securities through a financial guaranty policy issued to a client that purchased the securities for their own account. CGA previously reinsured approximately $16 million par of this exposure. In summary, CGA has exposure to a total of $204 million par of CFS issued securities, of which $156 million par has been reinsured, leaving a net exposure of approximately $48 million par. No estimate of potential losses, if any, can be made until additional information becomes available.

     Also during October, CGA took steps to mitigate risks related to its exposure in connection with guarantees of client credit facilities used to purchase asset-backed and real estate securities. As a result of recent turmoil in certain areas of the capital markets, the spreads over treasuries at which investors are willing to purchase certain securities widened considerably. This spread widening caused a decrease in the fair value of many of the securities used as collateral for the insured credit facilities. The estimated market value of these securities had declined significantly during the month. Certain of the credit facilities have requirements that lender's operating ratios, ( the portfolio market value divided by the loan outstanding ) be maintained above certain levels. In the event that an operating ratio falls below the required level and is not brought into compliance within the cure period, the lender may liquidate the collateral and require CGA to pay any remaining balance outstanding under the credit facility.

     During October, two of CGAIM's clients worked with CGA to provide a solution to reduce the impact of any future spread widening on the operating ratios. CGA provided credit support on approximately $382 million of securities within the two insured portfolios, which was further supported by a "AAA" rated reinsurer, using documentation that would permit the insured party to proceed directly against the reinsurer. The effect of the described credit support arrangements was to substantially increase the market value of the subject securities. CGA received a premium of $38.95 million from its clients in connection with these credit support arrangements, and ceded $38.7 million to the aforementioned reinsurer. The reinsurer is a shareholder of the Company who has contracted with two other shareholders of the Company to participate in the above-described credit arrangements. CGA purchased a $30 million note from St. George Holdings, Ltd. (the parent of the referred-to clients) in order to enable St. George Holdings, Ltd. to provide its subsidiaries (the referred-to clients) with sufficient funds to pay to CGA the described premium, while leaving these entities with sufficient liquidity to manage any future market value declines. This outflow of $30 million from CGA reduced the claims-paying resources of CGA by 14% from approximately $210 million to approximately $180 million.

     During November, the credit facility for St. George Investments I, Ltd. ("SGI"), was not renewed. This facility is insured by CGA and has an outstanding balance of approximately $425 million. The terms of the facility require repayment over four years with four equal principal installments due at the end of each year with the first installment being due in November, 1999. It is expected that the facility will be refinanced with another lender, however, there is no certainty that SGI will be able to obtain such refinancing.

     The #30 million reduction in CGA's claims paying resources will require that CGA modify its business plan until such time that the funds are repaid by St. George Holdings, Ltd. or new capital is raised. Likely modifications will result in not adding exposure to any non-investment grade securities, and a reduction of new business volume.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and the related notes thereto included elsewhere in this report.

GENERAL

CGA Group, Ltd. (the "Company"), a holding company, was incorporated in Bermuda on June 21, 1996. The Company has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. ("CGA"), was incorporated in Bermuda on October 22, 1996. CGA is licensed as a class 3 insurer under the Insurance Act 1978 of Bermuda (the "Act") which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. CGA has an AAA "claims paying ability" rating from Duff & Phelps Credit Rating Company ("DCR). CGA provides financial guaranty insurance of structured securities, including commercial real estate, asset-backed, and other securities. CGA Investment Management, Inc. ("CGAIM") was incorporated in Delaware, U.S.A. in July 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. CGAIM did not commence operations until after its acquisition by the Company. CGAIM acts as an investment advisor and provides financial advisory services to a variety of clients. The Company and its subsidiaries were inactive until June 17, 1997, on which date the Company's private placement offering was completed and the Company was recapitalized with
(i) two classes of preferred stock totaling $105 million, (ii) common stock totaling $45.5 million and (iii) commitments to purchase $60 million of additional preferred stock upon the occurrence of certain events.

RESULTS OF OPERATIONS

Total revenues for the three months ended September 30, 1998 were $6.5 million, of which $3.0 million was derived from financial guaranty insurance premiums, $1.4 million was derived from management fees and $2.0 million was derived from investments. Net premiums earned were derived from $3.2 million of gross premiums written, of which $.3 million were ceded under reinsurance agreements, and a decrease of $.1 million in unearned premiums. Revenues for the three months ended September 30, 1997 were $3.0 million, of which $.1 million was from insurance premiums and $2.9 million was from investments. Further revenue comparisons between the quarters ended September 30, 1998 and 1997 are not meaningful due to the Company's limited operating history.

The following table shows the net par outstanding of insured obligations at September 30, 1998 by asset type:
                                                        (in thousands)
        REIT Debt......................................   $  528,479       29%
        Consumer asset-backed securities...............      445,657       24%
        Corporate asset-backed securities..............      414,149       23%
        Commercial mortgage-backed securities..........      258,500       14%
        Sovereign credit derivatives...................      120,000        6%
        REIT Preferred stock...........................       70,000        4%

        Total .........................................   $1,836,785      100%

Based on net par outstanding, the credit ratings of the above assets were 3% "AAA", 3% "AA", 14% "A", 70% "BBB" and 10% "BB".

Total revenues for the nine months ended September 30, 1998 were $14.7 million, of which $5.7 million was derived from financial guaranty insurance premiums, $2.1 million was from management fees and $6.8 million was from investments. Net premiums earned were derived from $6.9 million of gross premiums written, of which $.5 million were ceded under reinsurance agreements. CGA intends to build upon the current book of business as its underwriting volume and risk in force grow, thereby layering new business on top of a base of prior business that creates an increasing annuity-like stream of revenue.

CGA monitors its exposure on a routine basis and stays in close contact with DCR to ensure that its AAA rating is maintained. GCA has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. The Company also has commitments which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of additional Series B Preferred Stock. Should those commitments be called upon, the proceeds would likely be used to increase the capital of CGA. The commitments must be funded in the event that DCR notifies the Company at least 45 days prior to June 17, 2002 that CGA's rating will otherwise be downgraded below a AAA rating.

Net investment income for the three and nine month periods ending September 30, 1998 was comprised of $1.7 and $6.0 million respectively, of interest earned on debt securities and short-term investments, and $.2 and $.8 million of net realized gains. Net investment income is presented after deducting the cost of external investment management fees which totaled $.1 million for the quarter and $.3 million for the nine month period. The total market value of the fixed maturity portfolio at September 30, 1998, including accrued interest receivable, was $133.3 million. Unrealized gains on the investment portfolio as of September 30, 1998 were $4.6 million. The average yield on the investment portfolio was 6%.

Operating expenses for the three months ended September 30, 1998 were $4.0 million compared to $2.7 million for the same period last year as a result of increased staffing. These costs consist primarily of personnel costs and legal and financing costs incurred to set up investment programs for CGAIM's clients. Total operating expenses for the nine month period ended September 30, 1998 were $11.5 million.

In response to the Accounting Standards Executive issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998, which requires the Company to expense organization costs as incurred, the Company expensed the remaining unamortized organization costs totaling $3.9 million which is reflected in the financial statements as a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company capitalized CGA with $125 million. Alliance Capital Management Corporation currently manages CGA's entire investment portfolio. These funds are invested in foreign corporate and government debt securities which are rated AA or higher and denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. CGAIM was initially capitalized with $3 million. It will require additional funding during 1998 and 1999 from the Company to cover its operations while it builds its assets under management to generate sufficient fee income. On a consolidated basis, the Company used $.5 million of cash from operating activities for the nine month period ended September 30, 1998.

The Company does not expect to pay cash dividends to its shareholders. CGA's Board of Directors has passed a resolution that CGA will not declare or pay cash dividends during the first five years of operations. After such five-year period, CGA intends to comply with dividend restrictions, if any, imposed by DCR subject to covenants contained in the subscription agreements for the various classes of the Company's stock. In addition, CGA's dividend payments are subject to certain limitations under Bermudian insurance regulations that require minimum solvency margins and liquidity ratios.

SUBSEQUENT EVENTS

In October, the credit ratings on asset-backed securities issued by Commercial Financial Services Inc. ("CFS"), a credit-card debt collection company, were withdrawn by the three credit rating companies that rate the most recently issued CFS securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at CFS. The rating agencies, investors and insurors have commenced an investigation into the allegations. Clients of CGAIM own approximately $157 million par of the CFS securities and CGA has insured the credit facilities used to finance their purchase. CGA had previously reinsured approximately $140 million par of this exposure. In addition, CGA has exposure of approximately $47 million par to CFS securities through a financial guaranty policy issued to a client that purchased the securities for their own account. CGA previously reinsured approximately $16 million par of this exposure. In summary, CGA has exposure to a total of $204 million par of CFS issued securities, of which $156 million par has been reinsured, leaving a net exposure of approximately $48 million par. No estimate of potential losses, if any, can be made until additional information becomes available.

Also during October, CGA took steps to mitigate risks related to its exposure in connection with guarantees of client credit facilities used to purchase asset-backed and real estate securities. As a result of recent turmoil in certain areas of the capital markets, the spreads over treasuries at which investors are willing to purchase certain securities widened considerably. This spread widening caused a decrease in the market value of many of the securities used as collateral for the insured credit facilities. The estimated fair value of these securities had declined significantly during the month. Certain of the credit facilities have requirements that lender's operating ratios, ( the portfolio market value divided by the loan outstanding ) be maintained above certain levels. In the event that an operating ratio falls below the required level and is not brought into compliance within the cure period, the lender may liquidate the collateral and require CGA to pay any remaining balance outstanding under the credit facility.

During October, two of CGAIM's clients worked with CGA to provide a solution to reduce the impact of any future spread widening on the operating ratios. CGA provided credit support on approximately $382 million of securities within the two insured portfolios, which was further supported by a "AAA" rated reinsurer, using documentation that would permit the insured party to proceed directly against the reinsurer. The effect of the described credit support arrangements was to substantially increase the market value of the subject securities. CGA received a premium of $38.95 million from its clients in connection with these credit support arrangements, and ceded $38.7 million to the aforementioned reinsurer. The reinsurer is a shareholder of the Company who has contracted with two other shareholders of the Company to participate in the above-described credit arrangements. CGA purchased a $30 million note from St. George Holdings, Ltd. (the parent of the referred-to clients) in order to enable St. George Holdings, Ltd. to provide its subsidiaries (the referred-to clients) with sufficient funds to pay to CGA the described premium, while leaving these entities with sufficient liquidity to manage any future market value declines. This outflow of $30 million from CGA reduced the claims-paying resources of CGA by 14% from approximately $210 million to approximately $180 million.

During November, the credit facility for St. George Investments I, Ltd. ("SGI"), was not renewed. This facility is insured by CGA and has an outstanding balance of approximately $425 million. The terms of the facility require repayment over four years with four equal principal installments due at the end of each year, with the first installment being due in November, 1999. It is expected that the facility will be refinanced with another lender, however, there is no certainty that SGI will be able to obtain such refinancing.

The #30 million reduction in CGA's claims paying resources will require that CGA modify its business plan until such time that the funds are repaid by St. George Holdings, Ltd. or new capital is raised. Likely modifications will result in not adding exposure to any non-investment grade securities, and a reduction of new business volume.

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

YEAR 2000

The Company's primary uses of software systems are for corporate and investment portfolio accounting, as well as investment underwriting and analysis. The Company's current systems have recently been purchased or leased as the Company commenced operations in June, 1997, and are believed to be Year 2000 compliant Therefore, the Company believes that the risk of Year 2000 compliance is not significant as it relates to its computer software systems. The Company has incurred no material costs to date and expects to incur no material costs in the future to make its systems Year 2000 compliant.

The Company is also in the process of reviewing its exposure to Year 2000 issues resulting from its vendors' computer systems. The Company has contacted vendors regarding the state of their remediation activities for material Year 2000 issues. The Company does not expect that there will be material disruptions to its business or material costs associated with any Year 2000 disruption by its vendors. However, the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential efffects of any failure to comply. Formal contingency plans will not be formulated until the Company has identified specific areas where there is a substantial risk of Year 2000 problems occurring, and no such areas are identified as of this date.

FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. This Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. The words "believe", "anticipate", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions, identify forward-looking statements. Readers are cautioned not to place undue emphasis on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is included in Item 2 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------
27.1                                  Financial Data Schedules.

----------

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


                                          CGA GROUP, LTD.
                                          ---------------
                                          Registrant


Date:  November 16, 1998                  /s/ JAMES R. REINHART
                                          --------------------------------------
                                              James R. Reinhart
                                              Chief Financial Officer
                                              (principal financial officer)