Form 10-K
period 1998-12-31
CGA GROUP LTD
filed 1999-04-01
CIK 1049632

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

  (MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 001-49632

                                   ----------

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

                                CRAIG APPIN HOUSE
                                 8 WESLEY STREET
                              HAMILTON HM11 BERMUDA
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code: (441) 296-3165

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of common stock, par value $0.01 per share of CGA Group, Ltd. held by non-affiliates of the Registrant on March 1, 1999 was approximately $9.8 million. As of March 1, 1999, 9,100,000 shares of Common Stock, $0.01 par value per share, 3,211,890 shares of Series A Cumulative Voting Preference Shares, $0.01 par value per share, and 1,600,000 shares of Series B Cumulative Voting Preference Shares, $0.01 par value per share, were outstanding.

================================================================================

                                                  CGA GROUP, LTD.
                                             ANNUAL REPORT ON FORM 10-K
                                        FOR THE YEAR ENDED DECEMBER 31, 1998

                                                     ----------

                                                 TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
  PART I

  Item 1.     Business ..................................................................................     1

  Item 2.     Properties ................................................................................    13

  Item 3.     Legal Proceedings .........................................................................    13

  Item 4.     Submission of Matters to a Vote of Security Holders .......................................    13

  PART II

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters .....................    14

  Item 6.     Selected Financial Data ...................................................................    14

  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .....    14

  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.................................    19

  Item 8.     Financial Statements and Supplementary Data ...............................................    23

  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    23

  PART III

  Item 10.    Directors and Executive Officers of the Registrant ........................................    24

  Item 11.    Executive Compensation ....................................................................    27

  Item 12.    Security Ownership of Certain Beneficial Owners and Management ............................    30

  Item 13.    Certain Relationships and Related Transactions ............................................    36

  PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................    37

  Signatures ............................................................................................    38

  Index to Financial Statements and Schedules ...........................................................    39

  Independent Auditors' Report on Financial Statements ..................................................    40

  Financial Statements and Schedules

  Index to Exhibits

  Exhibits

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

None

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Report on Form 10-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. The forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail herein and in other documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) financial difficulties encountered by an insured of the Company's insurance company subsidiary, (ii) uncertainties relating to government and regulatory policies (such as subjecting the Company and/or its subsidiaries to insurance regulation or taxation in additional jurisdictions), (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) risks relating to the claims-paying ability rating of the Company's insurer subsidiary, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, (x) the impact of Year 2000 related issues, (xi) developments in global financial markets which could affect the Company's investment portfolio, and (xii) risks associated with the development of new products and services. The words "believe", "anticipate", "considered to be", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue emphasis on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS.

     CGA Group, Ltd. (the "Company") is a holding company incorporated in Bermuda with limited liability. The Company, through its primary and wholly-owned subsidiary Commercial Guaranty Assurance, Ltd. ("CGA"), a Bermuda insurance company, provides financial guaranty insurance of structured securities, including commercial real estate backed securities and asset backed securities. The Company also provides financial guaranty insurance of other securities, where the Company's senior management team ("Management") has expertise and credit enhancement opportunities are deemed attractive.

     The Company also provides investment management and investment advisory services to investment vehicles and other clients. These services are provided through the Company's other wholly-owned subsidiary, CGA Investment Management, Inc. ("CGAIM"), a Delaware corporation that is registered as an investment adviser with the Securities and Exchange Commission (the "Commission") under the Investment Advisors Act of 1940, as amended. CGA and CGAIM are sometimes referred to herein as the "Subsidiaries."

     The primary clients of CGA and CGAIM are St. George Holdings, Ltd., a Cayman Islands company ("SG Holdings"), and its subsidiaries (collectively, "St. George") and Cobalt Holdings LLC, a Delaware limited liability corporation ("Cobalt Holdings"), and its subsidiaries (collectively, "Cobalt"). In 1998 St. George and Cobalt provided approximately 85% of the total premiums earned by CGA, and 91% of the total investment management fees earned by CGAIM. These percentages are expected to decrease in the future.

OVERVIEW

     The Company was formed with a view to becoming the market leader in the commercial real estate segment of the financial guaranty industry. The Company utilizes its structured finance and real estate expertise to underwrite financial guaranties for commercial real estate and other securities to a zero loss underwriting standard. The Company's primary target market is the large U.S. commercial real estate mortgage market, which the Company believes is underserved. The Company also targets select segments of the private asset-backed securities ("ABS") market.

     CGA's insurance is available via unaffiliated non-U.S. insurance brokers to a customer base that includes investment and commercial banks with significant real estate and asset-backed advisory businesses, and commercial mortgage loan origination and asset-backed repackaging operations and other participants in the securitization markets.

FINANCIAL GUARANTY INSURANCE PRODUCTS

     CGA offers four defined product applications within its primary markets. Within the commercial real estate and asset-backed markets, the Company has identified specific market opportunities in which one or more of its four programs can be applied.

     Each of the product applications is described as follows:

     o Fund Guaranty--CGA insures securities owned by investment companies (including St. George and Cobalt), trusts, conduits or other funds, providing the insured with the ability to efficiently finance its operations at AAA rates.

     o New Issue Guaranty--CGA is involved in the structuring and guaranteeing of new debt securities including commercial mortgage-backed securities ("CMBS"), ABS, corporate and government obligations. As securities insured by CGA are rated "Triple-A", this guaranty should lower the all-in cost of the financing and/or increase proceeds to the issuer.

     o Secondary Market Guaranty--CGA, on a selective basis, will guarantee existing individual securities in the secondary markets. This guaranty, used in conjunction with the Fund Guaranty, creates added liquidity for funds, investment vehicles, or other CGA-insured security holders.

     o Portfolio Guaranty--CGA will provide insurance for portfolios of seasoned commercial mortgages--whole loans, net leases and other assets. This guaranty may be used by the insured to facilitate an internal securitization of the portfolio. When the insured is a regulated lender, such as a life insurance company, the result can be a lowering of its regulatory capital charge.

     As part of its business strategy in the commercial real estate (including real estate investment trust ("REIT")) and asset-backed insurance markets, the Company functions through its subsidiaries as both financial guarantor and as an investment manager to St. George, Cobalt and other investment companies. St. George and Cobalt purchase securities of the type that CGA would be willing to insure, and thus it is expected that by guaranteeing such investment vehicles' financing obligations secured by the securities purchased by St. George and Cobalt in the secondary market, CGA will be able to rapidly grow its insured book of business. CGA has issued insurance policies which guarantee the payment obligations of St. George and Cobalt under their respective financing arrangements. See below under "CGA Investment Management, Inc.--St. George and Cobalt."

OVERVIEW OF THE SUBSIDIARIES

     CGA focuses on the Company's primary business of issuing financial guaranty insurance policies, while CGAIM provides services of investment and collateral management and financial advisory services including transaction structuring advice.

     The main office address of the Company and CGA is Craig Appin House, 8 Wesley Street, Hamilton HM 11 Bermuda. The main office address of CGAIM is 17 State Street, New York, New York 10004.

COMMERCIAL GUARANTY ASSURANCE, LTD.

     Commercial Guaranty Assurance, Ltd. ("CGA") is an insurance company incorporated in Bermuda with limited liability. CGA was incorporated on October 22, 1996, and commenced operations in June 1997. CGA is licensed as a Class 3 insurer under the Insurance Act 1978 of Bermuda. CGA's claims-paying ability has been rated "AAA" by Duff & Phelps Credit Rating Company ("DCR"), the highest rating assigned by such rating agency. CGA's claims-paying ability has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service ("DBRS") and Canadian Bond Ratings Service ("CBRS"). CGA issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities and other financial obligations. Because CGA's credit rating is "Triple-A", all securities and other obligations guaranteed by CGA are rated "Triple-A" by DCR and, if applicable, DBRS and CBRS.

     CGA's "Triple-A" rating is supported by an aggregate of approximately $165 million in claims-paying resources (as of December 31, 1998), consisting of (i) approximately $115 million in statutory capital, (ii) an irrevocable capital commitment (the "Capital Commitments") on the part of certain existing shareholders of CGA Group to purchase an aggregate of $60 million in additional equity securities of CGA Group in the event DCR requires such commitment to be funded in order for CGA to maintain its "Triple-A" rating (for a description of the Capital Commitment, see Item 12--"Security Ownership of Certain Beneficial Owners and Management"), (iii) a $20 million excess of loss insurance policy provided by KRE Reinsurance Ltd., an affiliate of Capital Reinsurance Company (a shareholder of the Company), less (iv) $30 million of investments that are unavailable for paying claims. As noted below under Item 12--"Security Ownership of Certain Beneficial Owners and Management", the Company presently intends to use $30 million of net proceeds of its current Rights Offering (as hereinafter defined) which is expected to be consummated on March 31, 1999, to make a capital investment in CGA as promptly as practicable following the consummation of the Rights Offering, and to use the remaining net proceeds of the Rights Offering to make a further capital investment in CGA if and to the extent that certain reinsurance arrangements entered into by CGA are not terminated by April 30, 1999 so that CGA receives a return of premium of at least $20 million. The effect of these transactions is that, if consummated, CGA's claims-paying resources will be increased at a minimum by an aggregate of $50 million, to $215 million, by April 30, 1999.

     As a Bermuda domiciled insurance company, CGA does not write insurance or otherwise conduct or transact insurance business in the United States or any other jurisdiction where it is not authorized to do so. CGA's insurance may only be obtained through unaffiliated non-U.S. insurance brokers and consultants on a direct-placement basis. All negotiations with, and issuances of policies by, CGA take place in Bermuda or other locations outside of the United States.

CREDIT ENHANCEMENT BUSINESS

     CGA's principal business is the issuance of financial guaranty insurance policies which guarantee timely payment of interest, principal and other amounts on securities and other financial obligations. CGA primarily insures investment grade securities in the commercial real estate and asset backed securities markets, and also insures the liabilities of investment vehicles which invest in structured securities, including ABS, CMBS, mortgage backed securities ("MBS") and other securities and financial obligations. A financial guaranty insurance policy is used in the capital markets as a credit enhancement instrument to guarantee payments of principal, interest and other amounts in accordance with the original debt service schedule of the security. In the event the issuer of the security defaults on its payment obligations, the financial guarantor makes the scheduled payments. In such an instance, the insurer generally has the option, but not the obligation, to repay the security on an accelerated basis. The financial guaranty insurance policy is unconditional, irrevocable and noncancellable.

     The fundamental business proposition of all financial guarantors is to elevate to a "Triple-A" level securities which would otherwise have a lower rating. Issuers of securities rated lower than "Triple-A" purchase financial guaranty insurance policies to enhance the rating of such securities to "Triple-A", thereby reducing their borrowing costs and/or increasing the liquidity of the security. In turn, the guarantor collects a premium (payable either upon issuance of its policy or periodically in installments) equal to a significant portion of the savings resulting from the improved trading levels of the guaranteed securities.

     Generally, an issuer will purchase a financial guaranty insurance policy to increase the ratings of its securities to "Triple-A" only when the yield on the uninsured security exceeds (i) the annual premium charged to upgrade the security to "Triple-A" plus (ii) the yield on the same security when enhanced to a "Triple-A" level. Therefore, the ability of a financial guarantor to sell its credit enhancement is a function both of the credit spreads available in a market (the difference, for example, in the yield of a security rated "Triple-A" without insurance and the yield of a similar security rated "Triple-B") and the trading level achieved as a result of the "Triple-A" guaranty policy.

     One of CGA's primary target markets is investment vehicles which purchase structured securities. Therefore, a substantial portion of CGA's guaranty business is generated from advisers to such investment vehicles. Such policies typically guaranty the liabilities issued by the investment vehicle. In such cases, and as a condition to issuing its policy, CGA will generally require that the investment vehicle adopt investment guidelines acceptable to CGA.

ZERO-LOSS UNDERWRITING STANDARD

     CGA underwrites all risks insured by it to a "zero loss" standard--that is, obligations insured by CGA are required to be structured with sufficient levels of excess collateral or other security so that CGA, to a high degree of certainty, anticipates no losses on each risk insured without regard to the premium collected thereon or the investment income related thereto. To this end, each policy written by CGA is required to meet the criteria specified in the underwriting guidelines adopted by its Board of Directors. CGA is able to deviate from such guidelines on a case-by-case basis only in accordance with procedures established by its Board of Directors. There can be no assurance, however, that CGA will not incur losses with respect to such insured obligations.

     CGA's underwriting guidelines are intended to provide multiple layers of loss protection. Notes or structured securities insured by CGA are generally backed by pools of assets having reasonably predictable cash flows. These securities typically provide for one or more forms of overcollateralization (such as excess collateral, excess cash flow, excess "spread" or reserves) or third-party protections (such as bank letters of credit, guarantees, net worth maintenance agreements or reinsurance policies). On a transaction by transaction basis, overcollateralization or third-party protections which assume the primary risk of financial loss are used to protect CGA against losses. Overcollateralization or third-party protections may not, however, be required in transactions in which CGA is insuring the obligations of certain highly rated issuers that typically are regulated or have implied or explicit government support, or sovereign credits.

     CGA manages its exposure on an ongoing basis and is closely monitored by DCR, DBRS and CBRS to ensure that it is operating in a manner consistent with its "Triple-A" rating.

INVESTMENT PORTFOLIO

     CGA invests its capital, premiums received from its insurance business, and earnings thereon in an investment portfolio. This investment portfolio is CGA's primary source of claims-paying ability. CGA manages its investment portfolio with the objectives of protecting its claims-paying ability rating, maintaining a high level of liquidity, making investments in U.S. dollar denominated securities which generate non-U.S. source income, and within these constraints, obtaining superior long-term total returns. CGA's investment guidelines are consistent with these objectives.

     All of CGA's investments must comply with investment guidelines adopted by its Board of Directors. The minimum rating level for an investment is at least "Double-A minus" or the equivalent by a nationally recognized credit rating agency. Investments falling below the minimum quality level are required to be disposed of at the earliest opportunity that such disposition will not adversely affect the investment portfolio. CGA's policy is to invest only in investments which are readily marketable with no legal or contractual restrictions on resale. No investment is allowed if such investment would generate U.S. source income to CGA.

     The investment manager (the "Investment Manager") for CGA is Alliance Capital Management Corporation. Subject to the investment guidelines determined by CGA's Board of Directors, the Investment Manager has discretion to, among other things, buy, sell, retain, or exchange investments. The Investment Manager has entered into an investment management agreement with CGA, which is terminable by either party upon 30 days' written notice.

     The following tables summarize CGA's investments by country and by type of debt security, in each case as of December 31, 1998:

     COUNTRY                  PERCENTAGE       TYPE                PERCENTAGE
     -------                  ----------       ----                ----------
     Supra-national                15%         Financial               38%
     Other                         15%         Sovereign               25%
     Germany                       12%         Banking                 20%
     UK                            11%         Industrial               9%
     Japan                          9%         Accrued income           3%
     Netherlands                    6%         Public utilities         3%
     France                         6%         Corporate                2%
     Cayman Islands                 6%         Cash equivalents         1%
     Canada                         6%           TOTAL                100%
     Sweden                         3%
     Italy                          3%
     Ireland                        2%
     Belgium                        2%
     Denmark                        1%
     Norway                         1%
     Spain                          1%
     Channel Islands                1%
       TOTAL                      100%

     At December 31, 1998, no investments in CGA's investment portfolio were rated less than "Double-A minus" or the equivalent. The average yield to maturity on the investment portfolio was 4.7% as of December31, 1998.

  CLAIMS

     Even though all risks insured by CGA are underwritten to a "zero loss" standard, CGA is prepared to deal with claims if any should materialize. CGA's actions in respect of a potential claim would include the review and investigation of loss reports, creation and maintenance of claim files, establishment of proper reserves and payment of claims. CGA would monitor the progress and ultimate outcome of claims to ensure that subrogation, salvage and other cost recovery opportunities are fully explored. CGA may become actively involved in the financial restructuring of a transaction if Management concludes that losses would be minimized by so doing. When and as appropriate, CGA may supplement its in-house capabilities in this regard with services available from other sources. CGA monitors its exposure to insured credits on an ongoing basis. In this regard, CGA reviews available information on the entities which issued the insured securities, the assets underlying the insured securities, and general trends in the relevant industry.

  RESERVES

     CGA maintains a general loss reserve for all risks insured. A general loss reserve is an estimate of potential losses and loss adjustment expenses. To determine the general loss reserve, Management reviews historical default rates and loss severity on corporate bonds with ratings similar to the securities insured by CGA. Expected losses on insured obligations are the product of the probability of default and the loss severity on each obligation insured. Case basis reserves will be established for insured risks at such time as the likelihood of a future loss is probable or determinable.

     Reserves are estimates of potential claims at a given time, based on facts and circumstances then known to the insurer. It is possible that the ultimate liability may exceed or be less than such estimates. CGA reviews its estimates on an ongoing basis and, as experience develops and new information becomes known, CGA will adjust the reserves as necessary. In the event that reserves are increased or decreased with respect to a potential claim, a corresponding adjustment to the Company's earnings would be made in its financial statements for the period in which such reserve increase or decrease is made.

     In October 1998, the credit ratings on asset-backed securities issued by various trusts established and serviced by Commercial Financial Services, Inc. ("CFS"), a credit-card debt collection company, were withdrawn by the three credit rating companies that rate the securities issued by such trusts (the "CFS Securities"). The withdrawal of said ratings was in response to allegations of accounting and other irregularities at CFS. The rating agencies, investors and insurers, as well as the Commission, have commenced an investigation into these allegations. Clients of CGA own approximately $201 million par amount of CFS Securities, which exposure has been guaranteed by CGA. CGA has reinsured approximately $154 million par amount of this exposure, leaving CGA with a net exposure of approximately $47 million par amount as of December 31, 1998. CGA has taken a case basis reserve in respect of the CFS Securities in the amount of approximately $20.8 million. This amount represents Management's best estimate of potential losses in respect of the CFS Securities at this time.

  CONTINGENCY RESERVE

     As a Bermuda based Class 3 insurer (as defined herein), CGA is generally not required to establish contingency reserves. If CGA were to assume reinsurance from a U.S. domiciled financial guaranty insurer, then CGA would be required to maintain contingency reserves, which would be maintained as part of CGA's general reserves. See "Regulation."

  REINSURANCE

     On a case by case basis, CGA may arrange reinsurance with high quality and financially strong reinsurers. To the extent that CGA utilizes reinsurance, CGA has given Capital Reinsurance Company ("Cap Re"), a financial guarantor rated AAA by Standard & Poor's Ratings Services ("S&P") and FitchIBCA, Ltd. ("FitchIBCA"), and Aa2 by Moody's Investors Service, Inc., a right of first offer to provide such reinsurance. The reinsurance of risk does not relieve CGA of its original liability to its policyholders. In the event that a reinsurer was unable to meet its obligations under a reinsurance contract, CGA would be liable for such defaulted amounts.

     CGA has entered into an excess of loss reinsurance facility agreement dated as of June 12, 1997, as amended, with KRE Reinsurance Ltd. (the "Reinsurer"), an affiliate of Cap Re rated AA by S&P and AA+ by FitchIBCA. The agreement provides for a $20 million limit of liability during the nine year term of the Agreement, with no reinstatement of the limit in the event of loss payments. The Agreement covers all policies and guarantees written and reinsurance assumed by CGA from its inception.

     During October, 1998, CGA took steps to mitigate risks related to its exposure in connection with guarantees of certain client credit facilities used to purchase asset-backed and real estate backed securities. As a result of turmoil in certain areas of the capital markets during this time period, the spreads over treasuries at which investors were willing to purchase certain securities widened considerably. This spread widening caused a decrease in the fair market value of many of the securities used as collateral for the insured credit facilities. The estimated fair market value of these securities had declined significantly during October. Certain of the credit facilities have requirements that lender's operating ratios, (the portfolio market value divided by the amount of the loan outstanding) be maintained above certain levels. In the event that an operating ratio falls below the required level and is not brought into compliance within the applicable cure period, the lender may liquidate the collateral and require CGA to pay any remaining balance outstanding under the credit facility.

     On October 30, 1998, CGA provided asset specific guarantees and obtained third party credit support on a "cut-through" basis on approximately $382 million par amount of securities in the investment portfolios of two of its clients, St. George Investments I, Ltd. ("SGI") and St. George Investments III, Ltd. ("SG3"). The three parties which provided such credit support are institutional investors in the Company. The effect of this third-party credit support was to substantially increase the market value and reduce the future market value volatility of the credit enhanced securities. In connection with these arrangements, CGA received a premium of $38.95 million from its two clients, and ceded an aggregate of $38.7 million to the institutions that provided the cut-through credit enhancement. CGA loaned $30 million to SG Holdings, the parent corporation of SGI and SG3) in order to permit SG Holdings to provide its subsidiaries with sufficient funds to pay the premium for such credit support, and to meet such clients' ongoing liquidity needs. Such loan reduced CGA's claims-paying resources by $30 million. As a result of these arrangements, SGI and SG3 were and remain to date in full compliance with all loan to value covenants set out in such companies' credit facilities.

     As a result of the $30 million reduction in CGA's claims-paying resources and its exposure to the CFS securities, CGA modified its business plan pending the receipt of additional claims paying resources. Such modifications have resulted in CGA not taking on any additional exposure to non-investment grade risks, and in reducing new business volume. It should be noted, however, that the Company presently intends to use $30 million of the net proceeds of its current Rights Offering to make a capital investment in CGA on or about March 31, 1999. For a description of the Rights Offering, see Item 12--"Security Ownership of Certain Beneficial Owners and Management". Such capital investment would increase CGA's claims-paying resources by $30 million, and would eliminate the modifications to CGA's business plan as described above. It should also be noted that the credit support arrangements referred to above are cancelable under certain circumstances by CGA, in which case the providers of such credit support must generally refund to CGA a portion of the unearned premium paid by CGA for such credit support. In the event such credit support is not cancelled by April 30, 1999, resulting in a return of premium to CGA of at least $20 million, the Company presently intends to use the remaining net proceeds of the Rights Offering to make a further capital investment in CGA, up to the amount of the shortfall.

     The Company has exposure totaling approximately $425 million related to the timely payment of interest and principal on a loan to St. George Investments I, Ltd. (SGI). The loan is payable in four equal annual installments with the first installment due November 11, 1999. In order to meet this obligation, CGAIM, as the advisor to SGI, has advised SGI to sell a portion of the underlying securities to special purpose vehicles that will repackage the securities as follows. The current terms of the proposed transaction indicate that the underlying securities would be sold to two newly organized special purpose vehicles, financed by three classes of certificates. The two most senior classes of certificates, representing approximately 85% of the total, would be held by a third party who is also an institutional investor in the Company. The Company would also issue a 5.9% pool policy related to the underlying pool of securities. This transaction is currently scheduled to close in April, 1999. The proceeds from this sale under the currently negotiated terms would be sufficient to meet SGI's obligations due in November, and CGAIM would advise SGI to use the proceeds to meet the obligation. There can be no assurance that the sale of the underlying securities occurs under the terms discussed above. In the event that this transaction does not occur and SGI is not otherwise able to meet their debt obligation, the lender may call on the Company's loan guaranty for the shortfall. The Company may then liquidate the underlying collateral to subrogate losses paid.

INSURANCE IN FORCE

     The following table shows CGA's net par outstanding insured obligations at December 31, 1998 by asset type and by credit rating:


                          ASSET TYPE                                   CREDIT RATING
                          ----------                                   -------------

ABS Consumer            $  456,521,235      29%          AAA          $   58,203,887           4%
ABS Corporate              345,612,368      22%          AA               39,454,116           3%
CMBS                       185,753,755      12%           A              180,310,840          12%
REIT Debt                  381,777,437      24%          BBB           1,049,028,508          67%
REIT Preferred              70,000,000       5%          BB              175,692,856          11%
Sovereign                  120,000,000       8%       Not Rated           56,974,587           3%
  TOTAL                 $1,559,664,795     100%         TOTAL         $1,559,664,795         100%

CGA INVESTMENT MANAGEMENT, INC.

     CGAIM is a Delaware corporation that is registered as an investment adviser with the Commission under the Investment Advisors Act of 1940, as amended. CGAIM, which commenced operations in June, 1997, provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. CGAIM's advisory team currently includes more than twenty experienced professionals in the areas of asset backed and structured finance, real estate finance and risk management.

  GENERAL

     CGAIM acts as investment manager and/or collateral manager to specialized investment vehicles and other clients, including SG Holdings, Cobalt Holdings, and their respective subsidiaries. Its activities in this capacity include providing advice regarding the purchase and sale of structured and other financial assets, the management of funding and market risk, and reporting and accounting functions. CGAIM performs initial and ongoing credit reviews on the assets which it recommends for purchase to its clients, and the counterparties with which it negotiates financial hedges and derivative contracts. Investment guidelines are developed for each client to ensure that CGAIM manages its clients' assets pursuant to agreed upon guidelines and limits.

     CGAIM also acts as a financial adviser for its clients, which include issuers and investment banks, in evaluating structured finance alternatives and financing structures. CGAIM's services in this capacity include providing assistance in evaluating, structuring and documenting structured finance transactions, and in organizing and performing due diligence relating to financial assets and structured transactions.

  INVESTMENT ADVISER/COLLATERAL MANAGEMENT SERVICES

     CGAIM acts as investment manager and/or collateral manager to specialized finance vehicles, including SG Holdings, Cobalt Holdings and their respective subsidiaries, which invest primarily in structured fixed income securities. In so acting, CGAIM's duties include some or all of the following:

         (i) Identifying assets on behalf of its clients, including (1) analyzing credit, legal and market/optionability (i.e. interest rate, currency and prepayment) risks and (2) negotiating the price, covenants, rights, remedies and all documentation relating thereto.

         (ii) Identifying swaps, financial hedges and other derivative contracts on behalf of the client in order to manage the portfolio within prudent market risk limits as agreed with the client.

         (iii) Negotiating financing arrangements on behalf of its clients.

         (iv) Preparing valuations, reports and other documents as may be required from time to time by its clients and persons providing financing to such clients in order to determine compliance with the clients' and such lenders' policies and procedures.

         (v) Analyzing the performance of assets including recommending the sales of investments when appropriate.

     Initial and ongoing credit reviews are performed by CGAIM on (1) the assets which CGAIM recommends for purchase to its investment management clients and (2) the counterparties with which CGAIM negotiates financial hedges or derivative contracts on behalf of its clients.

     Market risk management (i.e., interest rate and currency risk) and operations are performed using systems which integrate front, middle and back office applications with live feeds from market information services. Policies and procedures are developed to ensure that CGAIM manages its clients' assets pursuant to agreed upon guidelinesand limits.

  FINANCIAL ADVISORY SERVICES

     CGAIM also acts as a financial advisor for its clients, which include financial asset issuers and investment banks, in evaluating structured finance alternatives and financing structures. CGAIM charges advisory fees to its clients for its services. CGAIM's services as financial advisor include the following:

         (i) providing assistance in evaluating, structuring and documenting structured finance transactions (which could include the purchase of credit enhancement provided by CGA); and

         (ii) providing assistance in organizing and performing due diligence relating to financial assets and structured transactions.

  REGULATORY STATUS

     CGAIM is a registered investment advisor under the United States Investment Advisers Act of 1940, as amended, which requires registration of all non-exempt advisors to conform their conduct to statutory norms. The Act, among other things, addresses fee arrangements between advisors and clients, prohibits fraudulent practices, precludes assignment of an investment advisory contract without the client's consent, requires advisors to maintain books and records consistent with rules that may be promulgated by the Commission, and authorizes the Commission to inspect such books and records.

  ST. GEORGE AND COBALT

     SG Holdings was incorporated in the Cayman Islands as a limited liability corporation for the purpose of forming subsidiaries which will invest in a wide range of assets, including CMBS, MBS, ABS and corporate securities. Cobalt Holdings was organized as a Delaware limited liability company for the purpose of forming subsidiaries which invest in certain types of securities, primarily debt obligations and preferred stock issued by real estate investment trusts, certain classes of asset backed securities backed by portfolios of credit card receivables and certain other fixed income securities. St. George and Cobalt fund their respective investment portfolios through lending facilities provided by banks, loans provided by commercial paper conduit vehicles, the direct issuance of securities in the capital markets, and through synthetic purchase arrangements such as total rate of return swaps, default swaps and repurchase agreements. CGAIM acts as asset manager for SG Holdings, Cobalt Holdings, and their respective subsidiaries. CGA has issued insurance policies which guarantee the payment obligations of St. George and Cobalt under their respective financing arrangements. Such policies generally insure the prompt payment of interest when due, and principal on maturity, of the respective security. It is expected that the payment obligations of any other subsidiaries of SG Holdings and Cobalt Holdings under their respective financing arrangements will similarly be guaranteed by CGA.

                                   REGULATION

BERMUDA

  THE INSURANCE ACT 1978 AND RELATED REGULATIONS

     The Insurance Act 1978 of Bermuda, amendments thereto and related regulations (the "Act"), which regulates the business of CGA, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Act to determine whether the applicant is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Minister may impose conditions relating to the writing of certain types of insurance. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

     An Insurance Advisory Committee appointed by the Minister advises him on matters connected with the discharge of his functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework, as it applies to Class 3 insurers such as CGA, are set forth below.

  CLASSIFICATION OF INSURERS

     The Act provides for four classes of registration of insurers carrying on general business (as defined in the Act). CGA is registered and licensed as a Class 3 insurer. Class 3 insurers are considered to be subject to a higher degree of regulation than Classes 1 and 2 insurers, which are primarily concerned with underwriting related or parent's risks. In addition, minimum capital and surplus for a Class 3 insurer is $1 million, whereas the minimum capital and surplus for Class 2 and Class 1 insurers is $250,000 and $120,000 respectively. There is also a Class 4 insurer classification which is used for property catastrophe reinsurance companies and companies involved in the excess liability business. By virtue of its class 3 license, CGA is authorized to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act.

  CANCELLATION OF INSURER'S REGISTRATION

     An insurer's registration may be canceled by the Minister on certain grounds specified in the Act, including failure of the insurer to comply with its obligations under the Act or if, in the opinion of the Minister after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

  INDEPENDENT APPROVED AUDITOR

     Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Act. The auditor must be approved by the Minister as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

  LOSS RESERVE SPECIALIST

     Each Class 3 insurer is required to submit an annual loss reserve opinion by the approved loss reserve specialist when filing its Statutory Financial Statements and Statutory Financial Return. The loss reserve specialist, who will normally be a qualified property/casualty actuary, must be approved by the Minister. CGA has received an exemption from having to appoint a loss reserve specialist and to file the annual loss reserve opinion on the condition that CGA maintains its claims-paying ability rating of not less than AAA by DCR.

  STATUTORY FINANCIAL STATEMENTS

     An insurer must prepare annual Statutory Financial Statements. The Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, an income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under The Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with U.S. GAAP. CGA, within a specified time, must file its Statutory Financial Statements with the Registrar. The Statutory Financial Statements must be maintained at the principal office of the insurer for a period of five years.

  MINIMUM SOLVENCY MARGIN

     The Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the class of the insurer and the insurer's net premiums written and loss reserve level.

  MINIMUM LIQUIDITY RATIO

     The Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, mortgages secured by first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities.

  RESTRICTION ON DIVIDENDS

     The payment of dividends or other distributions by CGA is limited under Bermuda insurance regulations. In accordance therewith, CGA is prohibited from paying dividends or other distributions unless after such payment the amount by which its general business assets exceed its general business liabilities is the greater of the following amounts:

      (i)   $1,000,000; or

      (ii) the amount determined by applying the rate of 20% to net premiums written in the subject year up to $6,000,000 plus the rate of 15% applied to net premiums written in the subject year in excess of $6,000,000; or

      (iii) the amount determined by applying the rate of 15% to reserves for losses and loss adjustment expenses reflected in the balance sheet at the date of determination.

     CGA may declare and pay a dividend or make a distribution out of contributed surplus or other assets legally available for distribution provided that after the payment of such dividend or distribution CGA will continue to meet its minimum solvency margin and minimum liquidity ratio as detailed above. Further, in accordance with Bermuda insurance regulations, before reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, a Class 3 insurer such as CGA must apply to the Minister for his approval and is obliged to provide such information in connection therewith as the Minister may require.

     In addition, Board members' fiduciary obligations to creditors, policyholders and shareholders apply to their votes in respect of dividends, distributions and redemptions.

     The aforementioned restrictions on distributions by CGA to the Company will restrict the ability of the Company to use the proceeds of the Capital Commitments to pay dividends to holders of the Company's securities, because all proceeds from the Capital Commitments will be contributed by the Company to CGA. For a description of the Capital Commitments, see Item 12--"Security Ownership of Certain Beneficial Owners and Management".

  SUPERVISION, INVESTIGATION AND INTERVENTION

     The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister is satisfied that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer and others to produce documents or information relating to matters connected with theinsurer's business.

     If it appears to the Minister that there is a significant risk of the insurer becoming insolvent, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; and to limit its premium income. Further, in such circumstances, the Minister may direct that no dividends be paid.

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. The principal office of CGA is at Craig Appin House, 8 Wesley Street, Hamilton HM11 Bermuda and Geoffrey Kauffman, CGA's President and Chief Underwriting Officer, is CGA's principal representative. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

  CERTAIN OTHER BERMUDA LAW MATTERS

     Although the Company and CGA are incorporated in Bermuda, each is classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority, Foreign Exchange Control. Pursuant to its non-resident status, the Company may hold any currency other than Bermuda dollars and convert that currency into any other currency (other than Bermuda dollars) without restriction.

     As "exempted" companies, the Company and CGA may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including:

          (i) the acquisition or holding of land in Bermuda (except as required for its business and held by way of lease or tenancy agreement for a term not exceeding 50 years);

          (ii) the taking of mortgages on land in Bermuda in excess of $50,000;
     or

          (iii) the carrying on of business of any kind in Bermuda, except in furtherance of the business of the Company carried on outside Bermuda.

     The Bermuda government actively encourages foreign investment in "exempted" entities like the Company that are based in Bermuda but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, the Company and CGA are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition there currently is no capital gains taxin Bermuda.

U.S. AND OTHER

     CGA is not admitted to do business in any jurisdiction except Bermuda. The insurance laws of each state of the U.S. and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as CGA, which are not authorized or admitted to do business within each jurisdiction. With some exceptions, such sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. It is not intended for CGA to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that CGA be so authorizedor admitted.

     It is intended that CGA will not write insurance in the U.S. It is intended for CGA to conduct its business so as not to be subject to the licensing requirements of insurance regulations in the U.S. or elsewhere (other than Bermuda). The Company has developed operating guidelines, which include the acceptance of business through insurance brokers not resident in the U.S., to assist its personnel in conducting business in conformity with the laws of U.S. jurisdictions. The Company intends to follow these guidelines and expects that to the extent that these operating guidelines are followed, its activities will comply with applicable insurance laws and regulations. There can be no assurance, however, that insurance regulators in the U.S. or elsewhere will not review the activities of CGA and claim that CGA is subject to such jurisdiction's licensing requirements.

     Many states impose a premium tax (typically 2--4% of gross premiums) on U.S. insureds obtaining insurance from unlicensed foreign insurers, such as CGA, by direct placement. The premiums charged by CGA do not include any state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

     The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers by insureds who are U.S. persons with respect to risks located in the U.S. The rates of tax applicable to premiums paid to CGA are currently 4% for insurance premiums and 1% for reinsurance premiums.

     CGAIM has been registered under the United States Investment Advisers Act of 1940, as amended.

COMPETITION

     CGA faces potential competition from other financial guarantors, though Management believes that none are currently active in the commercial real estate obligations market. In markets where the financial guarantors currently write insurance, especially the municipal bond market, CGA is at a significant disadvantage without claims paying ability ratings from Standard & Poor's Corporation and Moody's Investors Service, Inc. Many institutional investors require such dual ratings from financial guaranty insurers. Furthermore, CGA's inability to negotiate and conclude its policies in the U.S. may be a competitive disadvantage, in that potential clients, including issuers and investment banks located in the U.S., might not be willing to travel to Bermuda to do business with the Company.

     The financial guaranty bond insurance industry consists principally of eight firms which are "Triple-A" rated and whose major focus is guaranteeing municipal financial obligations and asset-backed securities. CGA operates as a financial guarantor, but has as its primary focus the guaranteeing of securities relating to commercial real estate transactions as well as asset-backed securities.

     The inception of the financial guaranty industry was in 1971 when AMBAC Indemnity Corporation ("AMBAC") insured its first municipal bond. Since 1971, a number of financial guarantors have been created to provide credit enhancement for municipal, asset-backed and commercial real estate related securities. The "Triple-A" rated bond insurers which make up the industry include seven U.S. based companies that are members of the Association of Financial Guaranty Insurers and consist of four primary insurers and three reinsurers:


                      INSURERS                                      REINSURERS
                      --------                                      ----------

   o  AMBAC Indemnity Corporation                       o   Capital Reinsurance Company

   o  Financial Guaranty Insurance Company              o   Enhance Reinsurance Company

   o  Financial Security Assurance Inc.                 o   Axa Re Finance

   o  Municipal Bond Investor Assurance Corporation


ITEM 2. PROPERTIES.

     The Company rents office space in Hamilton, Bermuda under an operating lease which expires in 2000. CGAIM rents office space in New York under an operating lease which expires in 2003 and has one option for a renewal period of five years. Total rent expense was approximately $355,000 and $300,000 in 1998 and 1997 respectively. Future minimum rental commitments under the leases, are expected to be approximately $500,000 per annum.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established public trading market for the Company's Common Stock. No cash dividends have been declared by the Company with respect to its Common Stock since the Company's initial capitalization in June 1997. Pursuant to the Company's Bye-laws, for so long as shares of the Company's Series A Preferred Stock or Series B Preferred Stock are issued and outstanding, the Company may not declare or pay dividends on the Common Stock. No equity securities of the Company were sold by the Company during 1998. CGA's Board of Directors has passed a resolution that CGA will not declare or pay cash dividends during its first five years of operations. After such five-year period, CGA intends to comply with dividend restrictions, if any, imposed by DCR, subject to covenants contained in the subscription agreements for the various classes of the Company's stock. For a description of the Bermuda regulatory restrictions on the ability of CGA to pay dividends to the Company, see Item 1--"Business--Regulation--Restriction on Dividends."

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.


                                                                                  AS OF OR FOR YEAR ENDED
                                                                      -------------------------------------------

                                                                      DECEMBER 31,     DECEMBER 31,     MARCH 31,
                                                                         1998             1997           1997
                                                                      ------------     ------------     ---------
Income Statement Data:
   Gross premiums written ..........................................  $ 49,217,083     $    773,571     $    --
   Net premiums written ............................................     9,796,836          502,995          --
   Net premiums earned .............................................     9,246,289          502,995          --
   Net investment income ...........................................     8,528,122        2,955,601         801
   Net realized gains ..............................................     2,814,132          885,422          --
   Management fees .................................................     3,353,499               --          --
   Operating expenses ..............................................    14,023,366        6,510,103          11
   Acquisition costs ...............................................       433,217           53,590          --
   Losses and loss adjustment expenses .............................    22,745,000           55,000          --
   Income (loss) before cumulative effect of change in
    accounting principle ...........................................   (14,059,541)      (2,706,182)        790
   Net income (loss) ...............................................   (17,987,779)      (2,706,182)        790
   Net income (loss) available to common shareholders ..............   (38,896,226)     (12,332,792)        790
   Loss per share on cumulative effect of change in accounting
    principle ......................................................         (0.43)              --          --
   Basic and diluted income (loss) per common share ................         (4.27)           (1.89)       0.07
   Weighted average shares outstanding .............................     9,100,000        6,522,313      12,000

Balance Sheet Data:
   Fixed Maturities ................................................   100,488,537      123,302,763          --
   Other Investments ...............................................    30,000,000               --          --
   Cash and short-term investments .................................     2,598,140        7,199,106     121,742
   Premiums receivable .............................................     3,228,497          447,172           0
   Reinsurance recoverable .........................................    67,400,000               --          --
   Total assets ....................................................   215,903,933      142,721,186     133,790
   Provision for losses and loss adjustment expenses ...............    90,200,000           55,000           0
   Total liabilities ...............................................    95,797,551        3,916,609          --
   Total mezzanine equity ..........................................   126,608,249      107,047,101           0
   Total shareholders' equity ......................................    (6,501,867)      31,757,476      12,790

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and the related notes thereto included elsewhere in this report.

GENERAL

     CGA Group, Ltd. (the "Company"), a holding company, was incorporated in Bermuda on June 21, 1996. The Company has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. ("CGA") was incorporated in Bermuda on October 22, 1996. CGA is licensed as a class 3 insurer under the Insurance Act 1978 of Bermuda (the "Act") which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. CGA has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company ("DCR") and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. CGA issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. CGA Investment Management, Inc. ("CGAIM") was incorporated in Delaware, U.S.A. in July 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. CGAIM did not commence operations until after its acquisition by the Company. CGAIM is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGAIM provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. The Company and its subsidiaries were inactive until June 17, 1997, on which date the Company's private placement offering was completed and the Company was recapitalized with (i) two classes of preferred stock sold for an aggregate purchase price of $105 million, (ii) common stock sold for an aggregate purchase price of $45.5 million and (iii) commitments to purchase $60 million of additional preferred stock upon the occurrence of certain events.

RESULTS OF OPERATIONS

     Total revenues for the year ended December 31, 1998 were $23.9 million, of which $9.2 million was from financial guaranty insurance premiums, $3.4 million was from investment management and advisory fees, $8.5 million was from investment income and $2.8 million was from net realized gains on the sale of investments. Total revenues for the nine month period ended December 31, 1997 were $4.3 million, of which $.5 million was from financial guaranty insurance premiums, $3 million was from investment income and $.9 million was from net realized gains on the sale of investments. There were no investment management or advisory fees earned in 1997. Further comparisons between the year ended December 31, 1998 and the nine months ended December 31, 1997 have limited meaning, as the Company did not commence operations until after the private placement offering was completed on June 17, 1997.

     Net premiums earned were derived from $49.2 million of gross premiums written, of which $39.4 million were ceded under reinsurance agreements. The gross premiums written and ceded premiums include approximately $39 million from one transaction. The transaction was entered into by CGA to mitigate risks related to its exposure in connection with guarantees of two credit facilities for St. George Investments I, Ltd. ("SGI") and St. George Investments III, Ltd. ("SG3") which are used to purchase asset backed and real estate backed securities. As a result of turmoil in certain areas of the capital markets during the month of October 1998, the spreads over treasuries at which investors were willing to purchase certain securities widened considerably. This spread widening caused a decrease in the market value of many of the securities used as collateral for the two insured credit facilities. The facilities have requirements that the lender's operating ratio, (the portfolio market value divided by the loan outstanding) be maintained above certain levels. In the event that an operating ratio falls below the required level and is not brought into compliance within a cure period, the lender may liquidate the collateral and require CGA to pay any remaining balance outstanding under the credit facility. On October 30, 1998 CGA provided asset specific guarantees and obtained third party credit support on a "cut-through" basis on approximately $382 million par amount of securities within the two insured investment portfolios. The three parties that provided such credit support are institutional investors in the Company. The effect of this third party credit support was to substantially increase the market value and reduce the future market value volatility of the credit enhanced securities. In connection with these arrangements, CGA received a premium of $38.95 million from its two clients, and ceded an aggregate of $38.7 million to the institutions that provided the cut-through credit enhancement.

     The amount of CGA's insured portfolio increased from $319 million net par as of December 31, 1997 to $1.6 billion as of December 31, 1998. The weighted average term of the insured securities at December 31, 1998 is approximately 14 years, with 34 percent of the portfolio having an expected average life of less than five years. The following table shows the net par insured obligations at December 31, by asset type:

                                                   1998               1997
                                                (IN 000'S)         (IN 000'S)
                                                ----------         ----------

   Real estate investment trust debt             $  381,777         $     --
   Consumer asset-backed securities                 456,521           52,439
   Corporate asset-backed securities                270,612           46,337
   Commercial mortgage-backed securities            185,754          100,703
   Sovereign debt                                   120,000          120,000
   Corporate debt                                    75,000              --
   REIT Preferred stock                              70,000              --

    Total                                        $1,559,664         $319,479

     The following table presents the credit ratings of the above assets, as assigned by one or more nationally recognized credit rating agencies, based on net par outstanding at December 31:

                                 1998               1997
                                 ----               ----

    "AAA"                          4%                 --
    "AA"                           3%                 --
    "A"                           12%                  7%
    "BBB"                         67%                 65%
    "BB"                          11%                 28%
   Not rated                       3%                 --

     Total                       100%                100%

     The portfolio currently includes one problem credit consisting of four charged-off credit card receivable transactions. These transactions comprise three percent of CGA's net par insured portfolio as of December 31, 1998. CGA has established a case basis reserve for this exposure which is more fully described below.

     During 1998 the par value of CGAIM's assets under management increased from $199 million to over $1.8 billion. CGAIM generally earns a management fee of
 .25% per annum on the average market value of the assets under its management. CGAIM did not earn any management fees in 1997.

     Net investment income is presented after deducting the cost of external investment management fees which totaled $0.3 million for 1998 and $0.2 million for the nine months ended December 31, 1997. Commencing in September 1998, CGA modified its investment strategy to have the investment portfolio closely match the returns of a "Double-A" or better three to five year Eurodollar bond index. This strategy results in a less actively managed portfolio, which resulted in the management fee being reduced by approximately twenty basis points per annum. The new strategy also resulted in above normal turnover of the portfolio and contributed to the significant gains realized during the year. The total market value of the fixed maturity portfolio at December 31, 1998, including accrued interest receivable, was $104 million. Unrealized gains on the investment portfolio as of December 31, 1998 were $0.9 million. The average yield on the investment portfolio was 5.8% for 1998 and 6.3% for the period ended December 31, 1997.

     Operating expenses for the year ended December 31, 1998 were $14 million compared to $6.5 million for the nine months ended December 31, 1997. These costs are primarily personnel-related which totaled $7.4 million for 1998. The majority of the other 1998 operating expenses were comprised of legal and financing costs incurred to set up investment programs for CGAIM's clients totaling $1.6 million, and professional fees of $1.3 million.

     In October, 1998 the credit ratings on asset-backed securities issued by various trusts established and serviced by Commercial Financial Services Inc. ("CFS"), a credit-card debt collection company, were withdrawn by the three credit rating companies that rate the securities issued by such trusts (the "CFS Securities"). The withdrawal of said ratings was in response to allegations of accounting and other irregularities at CFS. The rating agencies, investors and insurers, as well as the United States Securities and Exchange Commission have commenced an investigation into these allegations. Clients of CGA own approximately $201 million par amount of CFS Securities, which exposure has been guaranteed by CGA. CGA has reinsured approximately $154 million par amount of this exposure, leaving CGA with a net exposure of approximately $47 million par amount as of December 31, 1998. CGA has taken a case basis reserve in respect of the CFS Securities in the amount of $20.8 million. This amount represents Management's best estimate of potential losses in respect of the CFS Securities at this time.

     The Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998, which requires the Company to expense organization costs as incurred. The Company expensed the remaining unamortized organization costs totaling $3.9 million in July 1998 which is reflected in the financial statements as a change in accounting principle.

SUMMARY OF OPERATING SEGMENTS

     The Company has two reportable segments, CGA and CGAIM. CGA issues financial guaranty insurance policies and CGAIM provides investment management and advisory services. The tables below presents selected financial information for each of the operating segments:

     As of and for the year ended December 31, 1998:

                                                  CGA               CGAIM
                                            ------------        ----------

        REVENUES
        Net premiums earned                  $  9,246,289           $   --
        Net investment income                   8,387,513           64,934
        Net realized gains                      2,814,132               --
        Management fees                                --        3,353,499
        Total revenues                         20,447,934        3,418,433

        EXPENSES
        Operating expenses                      1,680,707       10,711,550
        Acquisition costs                         433,217               --
        Losses & LAE                           22,745,000               --
        Extraordinary items                     1,127,353          480,207
        Commitment fees                           600,000               --
        Excess of loss facility                   200,000               --

         TOTAL ASSETS                         214,823,536        3,752,936

     As of and for the year ended December 31, 1998:

                                                CGA               CGAIM
                                           ------------        ----------

          REVENUES
          Net premiums earned              $    502,995           $   --
          Net investment income               2,901,306               --
          Net realized gains                    885,422               --
          Total revenues                      4,289,723               --

          EXPENSES
          Operating expenses                    597,883        5,313,368
          Acquisition costs                      53,590               --
          Losses & LAE                           55,000               --
          Commitment fees                       323,836               --
          Excess of loss facility               107,671               --

           TOTAL ASSETS                     131,607,950        3,577,782

LIQUIDITY AND CAPITAL RESOURCES

     The Company capitalized CGA with $125 million. Alliance Capital Management Corporation manages CGA's entire investment portfolio. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher and denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. CGAIM was initially capitalized with $3 million. It has required funding from the Company during 1997 and 1998 totaling $7.5 million to cover its operations. It is expected to require additional funding in 1999 and 2000 while it continues to build its assets under management to generate sufficient fee income to cover its operations.

On a consolidated basis, the Company generated $1.2 million of cash from operating activities during 1998 compared to using $9.4 million for the nine-month period ended December 31, 1997. This $10.6 million increase in cash flow from operations is the result of the Company moving from the start-up phase of operations during 1997 to producing cash flow from premiums and management fees during 1998.

     The Company used $5.8 million of net cash in investing activities during 1998 which was the result of an effort to reduce cash balances and stay more fully invested in fixed maturities. During 1997 the Company used $123.3 million of net cash in investing activities which was the result of using the proceeds from the private placement offering to build CGA's investment portfolio. There were no cash flows from financing activities in 1998 and $139.7 million of net cash flows from financing activities in 1997 resulting from the net proceeds of the Company's private placement offering.

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

     In October 1998, CGA purchased a $30 million five year note from SG Holdings (the parent of SGI and SG3) in order to enable SG Holdings to provide its subsidiaries with sufficient funds to pay CGA the $38.95 million insurance premium referred to above. The $30 million note is recorded as an investment on CGA's books, however, it is not included in the calculation of CGA's claims paying resources.

     During November 1998 the credit facility for SGI was terminated. As of December 31, 1998 the outstanding balance was approximately $425 million. The terms of the facility require repayment over four years with four equal principal installments due at the end of each year. It is expected that the facility will be repaid by a combination of asset sales and refinancing with another lender, however, there is no certainty that SGI will be able to complete such asset sales or refinancing. In the event that this transaction does not occur and SGI is not otherwise able to meet its debt obligation, the lender may call on the Company's loan guaranty for the shortfall. The Company may then liquidate the underlying collateral to subrogate losses paid.

     As a result of the $30 million reduction in CGA's claims paying resources and its exposure to the CFS Securities, CGA modified its business plan pending the receipt of additional claims paying resources. Accordingly, CGA acquired additional exposure of only $41 million during the months of November and December 1998.

     CGA monitors its exposure on a routine basis and stays in close contact with DCR to ensure that its AAA rating is maintained. CGA has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. The Company also has commitments which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of additional Series B Preferred Stock. Should those commitments be called upon, the proceeds would likely be used to increase the capital of CGA. The commitments must be funded in the event that DCR notifies the Company at least 45 days prior to June 17, 2002 that CGA's rating will otherwise be downgraded below a "Triple-A" rating.

SUBSEQUENT EVENTS

     On January 27, 1999 the Company held a Special General Meeting for all shareholders, which was both preceded and followed by meetings of its Board of Directors. The purpose of the meetings was primarily to approve and authorize the Company to seek to raise additional capital from existing shareholders and from one or more third party investors.

     During the meetings the following resolutions were among those approved:

     o That the authorized share capital of the Company be increased from $412,000 to $3,412,000 by the creation of an additional 300,000,000 shares of a par value of $0.01 per share;

     o That the Company create a new series of Preference Shares being Series C Convertible Cumulative Voting Preference Shares (the "Series C Preferred Stock") and offer up to $63 million to the existing holders of the Company's Common Stock and Series B Preferred Stock (the "Rights Offering");

     o Concurrent with the closing of the Rights Offering all outstanding shares of Series B Preferred Stock, including accrued dividends thereon, shall be converted into shares of Common Stock based on a value of $3 per share of Common Stock;

     o That the Company amend the terms of the Series B Preferred Stock such that the dividend rate applicable to the Shares of Series B Preferred Stock which may be issued in the future upon exercise of the Unit Investors Capital Commitments or otherwise will not be greater than 7% per annum, that any such Series B Preferred Stock shall rank junior to the Series C Preferred Stock in all respects, and that any such Series B Preferred Stock shall not be entitled to voting rights; and

     o That the number of Directors of the Company be increased from 13 to 15 by the creation of two new vacancies and that the said two vacancies be filled by nominees elected by the holders of the new Series C Preferred Stock of the Company.

     The Company has received irrevocable commitments from certain of its existing investors to subscribe for an aggregate of approximately $50.7 million (43.8 million shares) of Series C Preferred Stock. Shares of Series C Preferred Stock may be converted into shares of Common Stock on a one-for-one basis at the holder's option at any time, and are mandatorily convertible into shares of Common Stock on a one-for-one basis upon the occurrence of certain events. The anticipated closing date for the Rights Offering is March 31, 1999. The net proceeds from the Rights Offering will be used for general corporate purposes and to make capital investments in CGA.

     The amount of new Common Stock to be issued in connection with the conversion of the Series B Preferred Stock is projected to be approximately 18.9 million shares, which will bring the amount of total Common Stock outstanding to approximately 28 million shares.

     The Company also obtained agreements from the holders of Series A Preferred Stock to amend the terms of the Series A Preferred Stock so that the early redemption premium with respect thereto is eliminated.

     On March 10, 1999 DCR reaffirmed its "Triple-A" claims paying rating for CGA.

YEAR 2000

     The Company's primary uses of software systems are for corporate and investment portfolio accounting, as well as investment underwriting and analysis. The Company's current systems have recently been purchased or leased as the Company commenced operations in June 1997 and are believed to be Year 2000 compliant. Therefore, the Company believes that the risk of Year 2000 compliance is not significant as it relates to its computer software systems. The Company has incurred no material costs to date and expects to incur no material costs in the future to make its systems Year 2000 compliant.

     The Company is also in the process of reviewing its exposure to Year 2000 issues resulting from its vendors' computer systems. The Company has contacted vendors regarding the state of their remediation activities for material Year 2000 issues. The Company does not expect that there will be material disruptions to its business or material costs associated with any Year 2000 disruption by its vendors. However, the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply. The Company will continue to monitor Year 2000 compliance and formal contingency plans will be formulated if the Company identifies specific areas where there is a substantial risk of Year 2000 problems occurring. No such areas are identified as of this date.

RECENT ACCOUNTING PRONOUNCEMENTS

     On June 15, 1998, the FASB issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not believe the application of SFAS 133 will have a material effect on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

RISK MANAGEMENT

     In the ordinary course of business, the Company, through its Subsidiaries, manages a variety of risks. Of these, the primary risk is the credit risk taken by CGA in respect of obligations insured by it. Other material risks include those in respect of credit derivatives, liquidity, capital markets, exposure to reinsurers, operational and legal. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

CREDIT RISK

     The most significant risk to which the Company is exposed is credit risk. Credit risk occurs at a number of levels, primarily in respect of the securities and other financial obligations insured by CGA, but also in connection with counterparties to interest rate and currency swaps, credit derivatives, and liquidity providers.

     The primary credit risk to which CGA is exposed is the risk of default on the underlying securities or other financial obligations which it has guaranteed. Under its financial guaranty insurance policy, CGA would generally be liable to pay interest, principal and other amounts in respect of the insured obligation as these become due for payment in accordance with the payment terms of the underlying obligation, without giving effect to any acceleration thereof. In the event the issuer of a CGA-insured security defaults on its payment obligations, under its policy CGA would be obligated to make all scheduled payments when due for payment. Under its insurance policies, CGA would generally have the right, but not the obligation, to repay the defaulted security on an accelerated basis. Upon making payment in respect of a defaulted security, CGA would generally be subrogated to all rights and remedies of the issuer of the security in respect of any related collateral or other security, to the extent of the payment made by CGA.

CREDIT DERIVATIVES

     CGA has exposure to counterparties in respect of certain credit derivatives. CGA has entered into default swaps in respect of certain sovereign and corporate exposures. CGA has also guaranteed the payment obligations of certain subsidiaries of SG Holdings and Cobalt Holdings under default swaps and total rate of return swaps which have been entered into by such vehicles.

  Default Swaps

     Default swaps are credit derivatives which enable the owner of a security to transfer credit risk to another party. CGA has entered into default swaps directly with banks and investment banks and has also guaranteed the obligations of certain subsidiaries of SG Holdings and Cobalt Holdings pursuant to default swaps.

     The party taking the credit exposure in a default swap receives a net payment that is the economic equivalent of a premium. Unless a credit event occurs, the swap typically terminates on the maturity date of the reference security, and there is no termination payment at maturity. Credit events relate to the reference security and typically include:(i) bankruptcy, (ii) failure to pay, (iii) repudiation, (iv) restructuring, and (v) cross default or cross-acceleration. If a credit event occurs, CGA generally would be obligated to purchase the reference security at par plus accrued interest. In some cases, CGA would have the additional option of cash settlement, whereby CGA can make a payment equal to the difference between the market value of the security at the time, and the par value of the security.

     Principal credit risks associated with default swaps include: (i) credit risk--a loss may be incurred pursuant to a credit event in respect of the underlying or reference security; (ii) market value risk--this risk is limited to cash settlement or to the value of the reference security following a physical settlement upon a credit event; (iii) counterparty bankruptcy risk--from CGA's perspective, the counterparty's fixed payments would no longer be received; however, the swap would terminate and CGA would no longer have the credit exposure to the reference security; (iv) liquidity risk--if a credit event occurs, CGA must fund the purchase of the reference security. The cash amount required may be reduced in the event of a cash settlement, but this option may not be attractive if the reference security is illiquid or is marked at an unattractive price; and (v) assignment risk--if the reference security carries certain rights, remedies, or obligations (such as voting rights related to a bank loan), these should be assignable in the event of a physical settlement. The loan documents for the reference security may not allow this. The loan documents may also obligate the assignee to fund additional amounts under the loan, which CGA may not be able to do in the required time period.

  Total Rate of Return Swaps

     Total rate of return swaps ("TRORs") are credit derivatives that are used by certain subsidiaries of SG Holdings and Cobalt Holdings to assume credit exposure without using cash. Effectively, the investment vehicle receives all the economic benefits of owning the investment without financing it on balance sheet. At the end of the TROR's term (typically one year), the investment vehicle must purchase the underlying bond at the amount that had been financed less any principal payments received ("Notional"). Any market value appreciation or decline is for the investment vehicle's account.

     These swaps are either provided by investment banks selling the bond or through a swap line provided by certain institutional lenders to St. George and Cobalt. The TROR counterparty benefits from a CGA surety bond guaranteeing the investment vehicle's obligations under the contract. The counterparty also retains an ownership interest in the specific bond that is being financed. In general, the investment vehicle's investment guidelines require no less than a "Double-A minus" or Aa3 rating from S&P or Moody's for eligible counterparties.

     There are three principal risks associated with TRORs: (i) refinancing risk--if at the termination date the counterparty does not roll its exposure to the investment vehicles at the then current Notional or financing rate, then the bond will need to be refinanced at the then available market value and financing rates; (ii) market value risk--many TRORs (but not all) have market value triggers ranging from 5% to 10% of the Notional. If the market value of the bond drops below the relevant dollar price, then either (a) cash collateral will need to be posted (normally enough to bring the collateral package back to par), or
(b) an early termination event can be declared by the counterparty; and (iii) counterparty bankruptcy risk--the investment vehicle does not have a security interest in the underlying bond that is being financed. In the event of the counterparty's bankruptcy, the investment vehicle would have only an unsecured claim against the counterparty. Under its surety bond, CGA would typically guarantee any payment default by St. George, Cobalt or other investment vehicle under the TROR, and would thus be liable to cover any payment default by the investment vehicle thereunder.

LIQUIDITY

     The liabilities of certain CGA-insured investment vehicles (e.g., SG1 and SG3) do not provide term funding for the assets owned by these vehicles. This could result in incremental exposure to CGA in the event of an inability to refinance an asset at the maturity date of the associated liability, especially when the asset's market value is lower than its acquisition cost. Such inability to refinance could result in a claim against CGA in the amount of the market value loss.

     As loans, notes and TRORs (liabilities) of the CGA-guaranteed investment vehicles mature, the investment vehicle will attempt to refinance the liability with the existing lender or issue a new CGA-insured liability to refinance the maturing liability. In vehicles such as SG1 and SG3, if the 364-day facility is not renewed, the facility rolls into a four-year term loan with 25% annual amortization. Currently, for SG1 (since the facility was not rolled and SG1 is now a 4-year term loan with an outstanding principal amount of approximately $425 million) the assets will be refinanced or liquidated as the term loan amortizes. CGA remains liable for current interest and principal when due in accordance with the stated amortization schedule on such term loan.

     In the event a CGA-insured liability cannot be issued to refinance a maturing liability, CGA will (i) direct the investment vehicle to sell the related asset with or without CGA insurance or (ii) attempt to arrange for the purchase of the asset by another CGA-insured investment vehicle. Refinance options for maturing TRORs include: (i) refinance or "term out" the full amount of the maturing TROR with the existing TROR counterparty; (ii) refinance the maturing TROR with the existing TROR counterparty or new counterparty at the related security's market value; (iii) sell the asset with or without a CGA guaranty; and (iv) attempt to arrange for the purchase of the asset by another CGA-insured investment vehicle. In the case of (ii), (iii) and (iv), CGA would be liable for any market value shortfall not otherwise covered by the terms of the refinancing.

     The Company has exposure totaling approximately $425 million related to the timely payment of interest and principal on a loan to St. George Investments I, Ltd. (SGI). The loan is payable in four equal annual installments with the first installment due November 11, 1999. In order to meet this obligation, CGAIM, as the advisor to SGI, has advised SGI to sell a portion of the underlying securities to special purpose vehicles that will repackage the securities as follows. The current terms of the proposed transaction indicate that the underlying securities would be sold to two newly organized special purpose vehicles, financed by three classes of certificates. The two most senior classes of certificates, representing approximately 85% of the total, would be held by a third party who is also an institutional investor in the Company. The Company would also issue a 5.9% pool policy related to the underlying pool of securities. This transaction is currently scheduled to close in April, 1999. The proceeds from this sale under the currently negotiated terms would be sufficient to meet SGI's obligations due in November, and CGAIM would advise SGI to use the proceeds to meet the obligation. There can be no assurance that the sale of the underlying securities occurs under the terms discussed above. In the event that this transaction does not occur and SGI is not otherwise able to meet their debt obligation, the lender may call on the Company's loan guaranty for the shortfall. The Company may then liquidate the underlying collateral to subrogate losses paid.

CAPITAL MARKETS

  Spread Risk (Credit Spread and Swap Spread Widening/Compression)

     The market value of a fixed income asset has two components, duration risk and credit spread risk. Duration risk is the risk of change in price of a fixed-rate bond as a result of changes in interest rates. St. George and Cobalt investment vehicles, which generally borrow at floating, LIBOR based rates, are required by their investment guidelines to hedge this risk, through interest rate swaps, to minimize fluctuations in the market value of their portfolios resulting from movements in the Treasury market. Such interest rate swaps effectively convert fixed rate assets into synthetic floating rate bonds. Credit spread risk is the risk resulting from change in price of any non-government bond as a result of a change in the market's willingness to hold the issuer's risk. The Company believes that the change in the price of a bond due to credit spread movements (risk premium) cannot be hedged in today's market for the type of assets in the St. George and Cobalt investment portfolios. Credit derivative contracts with market value triggers are also subject to credit spread risk.

     The following hold true for spread volatility: (i) the shorter life of the asset, the lower the credit spread volatility; (ii) higher rated assets have lower credit spread volatility than lower rated assets; and (iii) assets with better liquidity (tighter bid/ask spread) have lower credit spread volatility.

     The market value volatility of a portfolio of assets and/or derivative contracts is simply the weighted average of the volatility of the individual assets. Credit spreads move for the following reasons: (i) underlying changes in the credit quality of the securities; (ii) supply/demand equation; and (iii) absences of liquidity, such as occurred in the capital markets in the second half of 1998.

  Interest Rate Movements

     The market value of fixed rate bonds fluctuates as underlying interest rates change (parallel shifts and/or twists). This is commonly measured by the modified duration of the bond. CGAIM manages the duration risk of the assets in its clients' portfolios by swapping the fixed rate cash flows into LIBOR floating rate basis. The interest rate hedge is generally put on simultaneously with the purchase by the client of the fixed rate bond. CGAIM monitors the interest rate risks as agreed with each client and set forth in the investment guidelines for such client. Pursuant to the client's investment guidelines, each client's investment portfolio must be managed so as to remain within certain parameters in this market risk category.

  Interest Rate Swaps

     CGA-insured investment vehicles are required by their respective investment guidelines to swap all fixed rate investments to LIBOR. This is intended to ensure that the vehicles lock-in the intended spread on their respective investments and have sufficient resources to pay interest on their respective financings. The bankruptcy of a provider of an interest rate swap could leave CGA exposed to the marked-to-market value of the interest rate swap. In general, the investment guidelines for the various St. George and Cobalt vehicles require that swap counterparties be rated not less than "Single-A" by one or more nationally recognized credit agencies. Certain of the St. George and Cobalt vehicles have higher or additional requirements for swap counterparties.

                              ST. GEORGE AND COBALT

                    INTEREST RATE SWAP COUNTERPARTY EXPOSURE

                             AS OF DECEMBER 31, 1998

                         DEBT RATINGS
                       ----------------
                       S&P      MOODY'S     NOTIONAL ($MM)
                       ---      -------     --------------

                       AAA        Aaa              9
                       AAA        Aa1             35
                       AA+        Aa1             20
                       AA         Aa2            124
                       AA-        Aa3             82
                       A+         Aa2             85
                       A+         Aa3            124
                       A+         A1             400
                                  Aa3              9

     Counterparty derivative exposures are a function of the notional amount and tenor of the derivative contracts outstanding, as well as the yield curve. Since the future paths of the yield curve are probabilistic, there are a number of analytical approaches to measure the credit exposures from interest rate swaps. The Company applies a stressed (3-Sigma) expected mark-to-market approach and aggregates counterparty risks across the CGA-guaranteed investment vehicles and swap contracts. The "starting point" for the 3-Sigma measurement is the current marked-to-market value of each derivative contract.

     Most of the long dated interest rate swaps to which St. George and Cobalt are party have "true-up" provisions which allow either counterparty to terminate a swap contract in five years. This provision provides both counterparties with a credit risk mitigant. At the current time, CGA-guaranteed vehicles have over $700 million of long dated interest rate swaps with this type of provision.

  Spread Deterioration Risk

     Certain of the St. George and Cobalt investment vehicles fund their LIBOR-based portfolios by borrowings under asset backed commercial paper facilities. This could subject the vehicle to basis risk if LIBOR and asset backed commercial paper rates diverge. These two indices normally trade with a high degree of correlation; i.e. asset backed commercial paper generally yields around LIBOR minus 5 basis points. However, in times of market disruption, such as occurred in September and October of 1998, asset-backed commercial paper widened to as much as LIBOR plus 20 basis points. To the extent that the LIBOR-based cash flow generated by such St. George and Cobalt investment vehicles is insufficient to cover such vehicles' increased funding cost due to excessive widening of asset-backed commercial paper rates, CGA would generally be liable for any shortfall pursuant to the insurance issued by it.

REINSURANCE

     In the ordinary course of its business, CGA cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to policyholders. In the event that any or all of the reinsurers were unable to meet their obligations to CGA under these reinsurance arrangements, CGA would be liable for such defaulted amounts. CGA's exposure to reinsurers was $607.18 million as of December 31, 1998. All such exposure is with counterparties which are institutional shareholders (or affiliates of institutional shareholders) of the Company.

     CGA's exposure relating to its reinsurers is the joint probability of both an asset and a reinsurer defaulting at the same time. Generally speaking, this risk is considered to be non-correlated, and is therefore considered to be a low probability risk. Assuming that there is no correlation between the default of an asset and a reinsurer, the probability of simultaneous default would be product of the individual default probabilities. For example, a five year Baa3-rated asset backed security should have a default probability of approximately 3.7%, according to Moody's Default Study. Similarly, a Aa3 rated reinsurer should have a five-year default probability of approximately .60%. Therefore, the joint probability of simultaneous default would be only .02%. The risk mitigation gained from the non-correlation of asset and counterparty is extremely valuable and it is the basis for the capital relief provided by reinsurance.

OPERATIONAL

     Operational risk relates to the potential for loss caused by a breakdown in information, communication and settlement systems. The Company and the Subsidiaries attempt to mitigate operational risk by maintaining a comprehensive system of internal controls. This includes the establishment of systems and procedures to monitor transactions and positions, documentation and confirmation of transactions and ensuring compliance with applicable regulations.

LEGAL

     Legal risk relates to the uncertainty of the enforceability, through legal or judicial processes, of the obligations of the Company's and the Subsidiaries' counterparties, including contractual provisions intended to reduce exposure by providing for the offsetting or netting of mutual obligations. The Company seeks to remove or minimize such uncertainties through continuous consultation with internal and external legal advisors to analyze and understand the nature of legal risk, to improve documentation and to strengthen transaction structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements listed in the accompanying Index to Financial Statements and Schedules are filed as part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS OF THE COMPANY AND THE SUBSIDIARIES

     The table below sets forth the names, ages (as of March 31, 1999) and titles of the persons who are the members of the board of directors of CGA Group and the executive officers of the Company and the Subsidiaries.

         NAME                 AGE                POSITION
         ----                 ---                --------

  Richard A. Price ........   52     Director, Chief Executive Officer and
                                       President, CGA Group

  James R. Reinhart .......   42     Vice President and Chief Financial Officer,
                                       CGA Group and CGA

  Geoffrey N. Kauffman ....   40     President, CGA

  Kem H. Blacker ..........   43     Managing Director and Chief Operating
                                      Officer, CGAIM

  Michael M. Miran ........   46     Managing Director and General Counsel,
                                      CGAIM

  Jean-Michel Wasterlain ..   41     Managing Director, CGAIM

  Jay H. Shidler ..........   52     Chairman of the Board of Directors

  David M. Barse ..........   36     Director

  Robert L. Denton ........   46     Director

  Richard S. Frary ........   51     Director

  Eric A. Gritzmacher .....   51     Director

  Alan S. Roseman .........   42     Director

  Donald Kramer ...........   61     Director

  Jeffrey P. Krasnoff .....   43     Director

  Michael J. Morrissey ....   51     Director

  Paul A. Rubin ...........   36     Director

  Richard G. Schoninger ...   40     Director

  Jay S. Sugarman .........   36     Director

     The Company's Board consists of thirteen members. The Board has been elected in accordance with the Company's Bye-laws and holds office until the next annual general meeting of the shareholders of the Company. Pursuant to the Company's Bye-laws, the Board of Directors of the Company has the following composition: the Chairman (currently Jay H. Shidler), the CEO Member (currently Richard A. Price), the Management Member (currently Robert L. Denton) and ten Members elected by the Eligible Investment Units Investors (as defined in the Bye-laws). In connection with the Rights Offering (see Item 12--Security Ownership of Certain Beneficial Owners and Management), the size of the Board has been increased to fifteen members, with the two new vacancies to be filled by nominees elected by the holders of the Company's Series C Preferred Stock. As of March 31, 1999, the two additional directors had not yet been elected. The quorum necessary for the transaction of business at a meeting of the Board is a majority of the number of Directors constituting the Board.

     Pursuant to the Bye-laws, the Board has established four committees. The Compensation Committee is comprised of Donald Kramer, Alan S. Roseman (as Chairman), Paul A. Rubin and Richard G. Schoninger, and is responsible for determining compensation for the officers of the Company and the Subsidiaries and for authorizing and approving the Company's employee benefits plans. The Audit Committee will review the adequacy and effectiveness of the external auditors and the audit report and is composed of Jeffrey P. Krasnoff (as Chairman), Michael J. Morrissey, Richard S. Frary, Paul A. Rubin and David M. Barse. The Underwriting Committee is responsible for approving the credit underwriting guidelines for CGA and is composed of Donald Kramer, Jay H. Shidler, Jeffrey P. Krasnoff, Eric A. Gritzmacher (as Chairman), Richard G. Schoninger, and Jay S. Sugarman. The Investment Committee is responsible for recommending investment asset allocations, approving the investment guidelines which provide standards to ensure portfolio liquidity and safety, recommending to the Board investment managers and custodians for portfolio assets. The Investment Committee is composed of David M. Barse (as Chairman), Michael J. Morrissey, Robert L. Denton, Richard S. Frary and Jay S. Sugarman.

     Under certain circumstances described in the Company's Series A Subscription Agreement, two additional members of the Board may be elected by the holders of the Series A Preferred Stock as a class.

     The Company's Bye-Laws contain provisions for the election of alternate directors.

BIOGRAPHICAL INFORMATION

     RICHARD A. PRICE--Director, Chief Executive Officer and President of the Company since July 5, 1996. Until July, 1996, Mr. Price was one of the top executives at Financial Guaranty Insurance Company ("FGIC"), which he joined in 1985. Most recently, Mr. Price was President of FGIC Capital Markets Services, a wholly-owned subsidiary of General Electric Capital Corporation ("GE Capital"). The FGIC Capital Market Services companies provide various capital market services to municipalities and public finance bankers including investment advice, investment contracts and liquidity for tax-exempt variable rate debt issues. Mr. Price was responsible to GE Capital for forming these companies, marketing these products and services and establishing market, credit and operating risk controls. In 1988, Mr. Price led FGIC's entry into the structured finance markets, establishing FGIC's ABS, MBS and commercial real estate securitization activities. Mr. Price was a member of FGIC's three person Credit Policy Committee, along with FGIC's Chief Executive Officer and FGIC's Chief Credit Officer.

     Prior to FGIC, Mr. Price spent 11 years with Chemical Bank in a number of areas including Chemical's commercial real estate division where he was Vice President. He also spent several years at Bankers Trust with the responsibility of expanding Bankers' third party commercial paper dealer activities.

     Mr. Price received a bachelor's degree from Cornell University and a MBA from the Wharton Schoolof Business.

     JAMES R. REINHART--Chief Financial Officer of the Company and CGA since January 1, 1997. Prior to joining the Company, Mr. Reinhart served as Chief Financial Officer and Executive Vice President of TriNet Corporate Realty Trust, Inc. from its inception in May 1993. Mr. Reinhart was previously Chief Financial Officer at Holman/Shidler Corporate Capital, TriNet's predecessor company and an affiliate company of The Shidler Group, which he joined in 1986. Prior to joining The Shidler Group, Mr. Reinhart was a Division Controller for Coldwell Banker Real Estate Group, a staff auditor at the accounting firm of McKeehan, Hallstein, Kendall & Warner and served as an officer in the U.S. Marine Corps.

     Mr. Reinhart is a CPA and received a bachelor's degree in accounting from Bryant College and a MBA from National University.

     GEOFFREY N. KAUFFMAN--President of CGA since June 30, 1998, and Chief Underwriting Officer of CGA from January 1, 1997. Prior to joining CGA, Mr. Kauffman worked at AMBAC Financial Group, Inc. ("AMBAC"), where he was a First Vice President in the Structured Finance & International Department. Mr. Kauffman joined AMBAC's Structured Finance & International Department in March of 1995 to help the group build a presence in international structured finance, and joined the MBIA/AMBAC International joint venture upon its inception in the fourth quarter of 1995. When the joint venture opened its London office in April 1996, Mr. Kauffman transferred temporarily to London to launch the joint venture's structured finance effort in London.

     Prior to joining AMBAC, Mr. Kauffman was the Acting Director of the Asset Backed Securities Group at Financial Guaranty Insurance Company ("FGIC") and a member of FGIC's European Strategy Team. Mr. Kauffman joined FGIC in 1989 to help establish FGIC's presence in the asset backed securities market.

     Mr. Kauffman received a bachelor's degree from Vassar College and a MBA from Carnegie Mellon University.

     KEM H. BLACKER--Managing Director and Chief Operating Officer of CGAIM since January 1, 1997. For the twelve years prior to joining CGAIM, Mr. Blacker served in various key positions at FGIC. As Senior Product Manager at FGIC Capital Markets Services Group, Mr. Blacker invested in structured assets sourced in the Euromarkets for the municipal GIC business and organized off-balance sheet vehicles. From 1990 to 1993, he served as FGIC's Director of Marketing & Product Development in London, launching the firm's expansion into the Euromarkets.

     Prior to his time at FGIC, Mr. Blacker held Vice President positions with J.J. Lowry & Company and with E.F. Hutton in both its San Francisco and New York offices.

     Mr. Blacker received a bachelor's degree in economics from the University of California.

     MICHAEL M. MIRAN--Managing Director and General Counsel of CGAIM since June 30, 1997. Prior to joining CGAIM, Mr. Miran was Vice President and Senior Counsel at FGIC, where he was responsible for structuring, negotiating and documenting a wide range of commercial real estate, MBS and ABS transactions, including all of FGIC's international asset backed transactions. More recently, Mr. Miran also served as FGIC's Chief Compliance Officer, with responsibility over regulatory and corporate compliance.

     Before joining FGIC in 1990, Mr. Miran was an attorney for seven years with Weil, Gotshal and Manges in New York, where his practice covered a broad range of commercial transactions, including mergers and acquisitions, secured financings, debt restructurings and workouts, and capital markets and securities transactions.

     Mr. Miran received a bachelor of arts degree from New York University, and a juris doctorate degree from Fordham University School of Law.

     JEAN-MICHEL WASTERLAIN--Managing Director of CGAIM since June 1, 1997. Mr. Wasterlain manages CGAIM's real estate group. Prior to joining CGAIM, Mr. Wasterlain was responsible for real estate lending and securitization at ING Barings. At ING, he created a commercial mortgage conduit which originated time sensitive and complex real estate loans, and structured commercial mortgage loan securitizations backed by these loans. Mr. Wasterlain's other responsibilities at ING included establishing and managing a $300 million commercial mortgage securities investment portfolio, and securing third party financing for ING's other real estate assets.

     Mr. Wasterlain also has previous experience in the financial guaranty business, at FGIC, and in investment banking, at Lehman Brothers. At FGIC, from 1990 to 1993, he worked on the credit enhancing of over $1 billion of commercial mortgage securities. At Lehman Brothers, from 1985 to 1990, he was involved in residential and commercial mortgage-backed securities, as well as providing investment banking coverage to financial institutions.

     Mr. Wasterlain received a bachelor's degree in economics from Stanford University and a MBA from the Wharton Graduate School of Business.

     JAY H. SHIDLER--Chairman of the Board of Directors of the Company since June 21, 1996. Mr.Shidler is the Founder and Managing Partner of The Shidler Group, which he founded in 1970. Mr. Shidler is a founder of, and since June 1994, Chairman of, First Industrial Realty Trust, Inc. (NYSE: FR). Since October 1997, Mr. Shidler has served as Chairman of Corporate Office Properties Trust (NYSE: OSC).

     DAVID M. BARSE--Director of the Company since June 18, 1997. Since May 1998, he has served as President and Chief Operating Officer of Third Avenue Trust, an open-end management investment company, where he served as Vice-President and Chief Operating Officer from June 1995 until his election as President. From April 1995 until February 1998, Mr. Barse served as Vice-President and Chief Operating Officer of EQSF Advisors, Inc., Third Avenue's investment advisor, where he currently serves as President and Chief Operating Officer. Since June 1995, Mr. Barse has been the President of M.J. Whitman, Inc., a registered broker-dealer, and of M.J. Whitman Holding Corp. Mr. Barse joined the predecessors of M.J. Whitman in December 1991 as general counsel.

     ROBERT L. DENTON--Director of the Company since July 5, 1996. Since January 1995, Mr. Denton has served as a Managing Partner of The Shidler Group and resident principal in its New York office. Prior to joining The Shidler Group, Mr. Denton was employed from December 1991 to December 1994 as an investment banker at Providence Capital, Inc., which he co-founded. Prior to joining Providence Capital, Mr. Denton was employed as a management consultant at Booz, Allen & Hamilton, Inc.

     RICHARD S. FRARY--Director of the Company since June 18, 1997. Since 1990, Mr. Frary has worked in Investment Banking and Real Estate Investment at Tallwood Associates, which he co-founded and for which he serves as President. Mr. Frary is also a director of Washington Homes, Inc.

     ERIC A. GRITZMACHER--Director of the Company since June 18, 1997. Since 1987, Mr. Gritzmacher has served as Vice President, Investments for Pacific Life Insurance Company (formerly Pacific Mutual Life Insurance Company).

     DONALD KRAMER--Director of the Company since June 18, 1997. Mr. Kramer is currently a Director and, since July 1996, Vice Chairman of ACE Limited and its affiliated companies ACE Insurance Company Limited, ACE US, ACE London Underwriting Limited, Methuen Underwriting Limited, ACE Europe Limited, Tempest Reinsurance Company Limited and Corporate Officers and Directors Assurance Ltd. Mr. Kramer serves as a director of National Benefit Life Insurance Company of New York City, and of Rosgal Insurance Company, Moscow. Mr. Kramer is

President and CEO of Tempest Reinsurance Company Limited, where he has served since 1993. From March until September 1993, he was President of the Kramer Capital Corporation.

     JEFFREY P. KRASNOFF--Director of the Company since June 18, 1997. Mr. Krasnoff became the President of LNR Property Corporation when it was formed in June, 1997 and he became a director in December 1997. From 1987 until June 1997, he was a Vice President of Lennar Corporation. From 1990 until he became the President of LNR, Mr. Krasnoff was involved almost entirely in Lennar's real estate investment and management division.

     MICHAEL J. MORRISSEY--Director of the Company since June 18, 1997. Mr. Morrissey has served as the Chairman and CEO of The Firemark Group, an investment management firm specializing in public and private insurance related investments, for the past fifteen years. He also serves as a director of NewCap Re, ONYX, Health Care First, FinPac and Post Acute Care.

     ALAN S. ROSEMAN--Director of the Company since January 27, 1999. Mr. Roseman is currently a Director, and since 1989, General Counsel of Capital Reinsurance Corporation, where he also serves as Executive Vice President and Secretary.

     PAUL A. RUBIN--Director of the Company since June 18, 1997. In April 1995, Mr. Rubin became a principal of Olympus Partners, an investment limited partnership, and he became partner of Olympus in December 1996. Prior to joining Olympus in April 1995, Mr. Rubin worked as Vice President at Summit Partners, a venture capital firm in Boston, which he joined in July 1990.

     RICHARD G. SCHONINGER--Director of the Company since June 18, 1997. Mr. Schoninger is managing director and head of Real Estate Investment Banking at Prudential Securities, a wholly owned subsidiary of Prudential Securities Group, Inc.

     JAY S. SUGARMAN--Director of the Company since June 18, 1997. Mr. Sugarman is currently President and since November 1997, Chief Executive Officer, of Starwood Financial Trust, a finance company focused exclusively on commercial real estate. Prior to his arrival in 1993 at Starwood Capital Group, a real estate fund, where he has served as Senior Managing Director, Mr. Sugarman managed a diversified, privately-owned investment fund.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The information set forth below describes the components of the total compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company for services rendered during the fiscal year ended December 31, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                             ANNUAL COMPENSATION                        COMPENSATION
--------------------------------------------------------------------------------------  -------------
               (A)                      (B)          (C)          (D)           (E)          (F)            (G)
                                                                           OTHER ANNUAL                   ALL OTHER
            NAME AND                               SALARY        BONUS     COMPENSATION   LTIP PAYOUTS   COMPENSATION
       PRINCIPAL POSITION              YEAR          ($)          ($)           ($)            ($)            ($)
       ------------------              ----          ---          ---           ---            ---            ---

  Richard A. Price ................    1998         300,000       75,000     144,931(1)         0              0
   Chief Executive Officer,            1997         162,500      160,274      45,061(2)         0              0
   President and Director, CGA
   Group, Ltd.

  Jean-Michel Wasterlain ..........    1998         175,000      175,000       5,000            0              0
   Managing Director,                  1997          94,792      225,000     179,994(3)(4)      0              0
   CGAIM

  Michael M. Miran ................    1998         200,000      145,000       5,000            0              0
   Managing Director and               1997         100,769      150,000           0            0              0
   General Counsel,
   CGAIM

  Kem H. Blacker ..................    1998         225,000      105,000       5,000            0              0
   Chief Operating Officer,            1997         121,875      200,000      73,745(3)         0              0
   CGAIM

  Landon D. Parsons ...............    1998         170,000      145,000       5,000            0              0
   Director and Co-Head                1997          63,750      155,000           0            0              0
   of Structured Finance,
   CGAIM

----------

(1)  Includes housing allowance of $126,385.

(2)  Includes housing allowance of $36,750.

(3) Amounts include payments by the Company of $50,244 and $68,995 made to Messrs. Wasterlain and Blacker, respectively, for services rendered prior to June 17, 1997, pursuant to the Company's assumption of such individuals' employment agreements with CGA Funding, L.P.

(4) Amount includes payment by the Company of $125,000 made to Mr. Wasterlain as buyout of his bonus arrangement with previous employer.

DIRECTOR COMPENSATION AND BENEFITS

     The Chairman and the Directors do not receive compensation in connection with their service as members of the Company's Board. All members of the Company's Board are reimbursed by the Company for transportation to all meetings of the Board or a committee thereof as well as all reasonable expenses in connection with such service.

DIRECTORS AND OFFICERS INSURANCE

     Management maintains insurance to insure against liabilities asserted against any director, officer, employee or agent of the Company arising out of the performance of such duties.

REMUNERATION AND EMPLOYEE AGREEMENTS

  LONG-TERM INCENTIVE PLANS

     The Company adopted a stock warrant plan (the "Stock Warrant Plan") to promote equity ownership of the Company by selected employees, Founders of the Company and Sponsoring Investors of the Company and its

Subsidiaries, to increase their proprietary interest in the success of the Company and/or to encourage them to remain in the employ of the Company and the Subsidiaries. On June 17, 1997, 2,342,500 warrants were issued. Each warrant represents a right to purchase, on or prior to the tenth anniversary of the closing date, one share of Common Stock at an exercise price of $5.00 per share. The warrants issued to employees vest ratably over a four-year period. All warrants issued to the Founders and Sponsoring Investors pursuant to the Stock Warrant Plan vested immediately. In addition, the warrants contain certain adjustments for dilutive events and certain protections for reorganization, and consolidations or mergers.

  401(K) PLAN

     The Company maintains a qualified retirement plan (401(K) plan) for all its employees. The amounts contributed by the Company for the named executive officers during the fiscal year ended December 31, 1998 was $25,000.

  MANAGEMENT CONTRACTS

     As of January 1, 1997, the Company entered into an employment agreement with Richard A. Price, as Chief Executive Officer and President of the Company, for a term of three years and subject to annual renewal thereafter. Mr. Price's employment agreement with the Company provides for the payment of a base salary of $300,000 and a discretionary annual cash bonus based upon an annual incentive plan approved by the compensation committee of the Company's Board. The employment agreement automatically renews for a one-year period upon the end of the term of such agreement, unless terminated by the Company or Mr. Price, and provides that if his employment is terminated other than for "cause", he shall receive a severance payment of not less than one-half of his then-current base salary plus certain relocation expenses.

     CGAIM has entered into employment agreements with Kem H. Blacker, Michael
M. Miran, Jean-Michel Wasterlain and Landon D. Parsons, in each case for a term of one year. The employment agreements of Messrs. Blacker, Miran, Wasterlain and Parsons provide for the payment of base salaries of $200,000, $200,000, $175,000 and $170,000 per annum, respectively, and discretionary annual cash bonuses in an amount based upon an annual incentive plan approved by the compensation committee of the Company's Board. Each such employment agreement automatically renews for a one-year period upon the anniversary of such agreement, unless terminated by the Company or the employee. The employment agreements of Messrs. Blacker, Miran, Wasterlain and Parsons each provide that if the employee's employment is terminated other than for "cause", such employee shall receive a severance payment of not less than one-half of his then-current base salary.

     Each of the employment agreements described above contains provisions relating to the payment of base salary and discretionary bonus with respect to the contract period, grants of warrants to purchase common stock of the Company, the exclusivity of the employee's services, severance benefits in the event of termination other than for "cause", noncompetition and confidentiality. In addition, the directors and officers of the Company shall be indemnified and secured harmless out of the assets of the Company from and against all actions, costs and charges that they may incur or sustain by or by reason of any act done in or about execution of their duty. The Company has also purchased insurance for its business obligations.

BERMUDA-BASED EMPLOYEES

     Richard A. Price, James R. Reinhart and Geoffrey N. Kauffman are based in Bermuda. Since none of the key employees based in Bermuda are Bermudian, their employment in Bermuda is subject to the specific permission of the appropriate governmental authority. While the Company is not currently aware of any reasons why the current work permits for these officers will not be renewed, there can be no assurance that they will be.

CONFLICTS

     The Company's Board has adopted a resolution to the effect that future transactions between the Company or any of its subsidiaries or affiliates, on one hand, and Jay Shidler, The Shidler Group or any affiliates of The Shidler Group, on the other hand, is restricted. Management believes that Mr. Shidler's real estate investments do not pose a conflict of interest with the business of the Company. However, to eliminate any appearance of a conflict, the Company, its subsidiaries and its affiliates have established a policy of not providing insurance guaranties or investment services to

Mr. Shidler or his affiliates. In addition, Mr. Shidler does not receive any compensation while he serves as Chairman or otherwise as a director of the Company, except reimbursements for travel expenses.

     Except for the arrangement described below under Item 13--"Certain Relationships and Related Transactions", the Company does not, and does not permit any of its Restricted Subsidiaries to, directly or indirectly, conduct any business with any of the Directors or any of their affiliates, unless such transaction or series of transactions are (i) in the best interests of the Company as determined by the disinterested members of the Board and (ii) entered into on an arms-length basis.

     CGA may not insure risks of stockholders or their affiliates without bringing such proposed action to the attention of the Board. The decision whether CGA may insure such risks will be determined by a vote by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company was incorporated on June26, 1996, and commenced operations on June17, 1997 when its private placement offering was completed. Pursuant to such private placement, the Company was capitalized (the "Recapitalization") in an aggregate amount of $210.5 million, consisting of $45,500,000 of common stock ("Common Stock"), $65,000,000 of SeriesA Preferred Stock ("Series A Preferred Stock"), $40,000,000 of SeriesB Preferred Stock ("SeriesB Preferred Stock"), and capital commitments in the aggregate amount of $60,000,000 (the "Capital Commitments" or "Commitments") to acquire additional shares of SeriesB Preferred Stock upon the occurrence of certain events. An aggregate of $125 million in cash proceeds, as well as the Capital Commitments, were then contributed by the Company as capital to CGA.

     The initial investors in CGA Group (the "Investors") include a range of insurance, commercial real estate, strategic and other institutional investors. None of the Investors are obligated to pay any claims against or liabilities of the Company or CGA or, except with respect to their Commitments, make any additional capital contributions to the Company or CGA. The Company is not obligated to pay any claims against or liabilities of CGA, or to make any additional capital contributions to the CGA (other than in respect of the Commitments).

     Those Investors which provided Commitments are obligated to purchase an additional $60 million of Series B Preferred Stock upon the occurrence of certain events. Each Investor not rated "Double-A" or higher by at least one nationally recognized statistical rating agency has secured its obligations in respect of its Commitment by posting a letter of credit or equivalent from a bank rated at least "Double-A" by at least one nationally recognized credit rating agency. The Commitments expire June17, 2002.

     The Company has received irrevocable commitments from certain of its existing Investors to subscribe for an aggregate of approximately $50.7 million (43.8 million shares) of SeriesC Convertible Preferred Stock pursuant to a rights offering made to holders of its Common and SeriesB Preferred Stock (the "Rights Offering"). Shares of SeriesC Convertible Preferred Stock may be converted into shares of Common Stock at the holder's option at any time, and are mandatorily convertible into shares of Common Stock upon the occurrence of certain events. The anticipated closing date for the Rights Offering is March31, 1999. In connection with the Rights Offering, all issued and outstanding shares of SeriesB Preferred Stock (including accrued and unpaid dividends thereon) will be converted into approximately 18.9million shares of Common Stock. The net proceeds from the Rights Offering will be used by the Company for general corporate purposes and, at the Company's discretion, to make capital investments in CGA.

     The Company presently intends to use $30 million of net proceeds of the Rights Offering to make a capital investment in CGA as promptly as practicable following the closing of the Rights Offering. In addition, in the event that certain reinsurance arrangements entered into by CGA are not terminated by April 30, 1999 so that CGA receives a refund of premium of at least $20 million, the Company presently intends to use the remaining proceeds of the Rights Offering to make an additional capital investment in CGA, in an amount by which the refunded premium is less than $20 million.


                    PRO-FORMA CAPITALIZATION OF CGA GROUP(1)
                             as of December31, 1998
                      Giving Effect to the Rights Offering


                                                 NUMBER OF
                                                  SHARES       TOTAL DOLLAR         CAPITAL       PRO-FORMA WITH
                                                OUTSTANDING      AMOUNT(1)        COMMITMENT       COMMITMENT(1)
                                                -----------      ---------        ----------       -------------

  Common Stock ...............................   28,005,648     $ 70,202,750       $        --     $ 70,202,750
  Series A Preferred Stock ...................    3,211,890       80,297,250                --       80,297,250
  Series B Preferred Stock ...................          --               --         60,000,000       60,000,000
  Series C Convertible Preferred Stock .......   43,815,760       50,723,640               --        50,723,640
      TOTAL ..................................         N/A      $201,223,640       $60,000,000     $261,223,640

----------

(1) Dollar amounts are before issuance costs and adjustments for net income or losses to date and represent the dollar amount of all shares outstanding as well as accrued but unissued as pay-in-kind dividends.

     Pursuant to the organizational documents of the Company, dividends on the Series A Preferred Stock which accrue through June12, 2002 may only be paid in additional shares of Series A Preferred Stock, and dividends on the Series B Preferred Stock (if and to the extent any additional shares of SeriesB Preferred Stock are issued in the event the Capital Commitments are called upon) may only be paid in additional shares of Series B Preferred Stock for so long as any shares of Series A Preferred Stock are outstanding.

     The following tables set forth certain information regarding the ownership of the Company's securities as of December 31, 1998 of (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of any class of the Company's voting securities; (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all directors and executive officers of the Company as a group. None of the directors or executive officers of the Company own beneficially any shares of the Company's Series A Preferred Stock or Series B Preferred Stock.

  SERIES A PREFERRED STOCK (as of December 31, 1998).

                                                                            NUMBER OF SHARES
  NAME AND ADDRESS OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED    PERCENT OF CLASS
  ------------------------------------                                      ------------------    ----------------
  Putnam Investments (10 funds)(1)(2)
   One Post Office Square, Boston, MA 02109 .............................         815,325              25.4

  Oppenheimer (6 funds)(1)(3)
   Two World Trade Center, 34th Floor, New York, NY 10048 ...............         617,673              19.2

  Lennar Capital Services, Inc.
   760 N.W. 107th Ave., Suite 300, Miami, FL 33172 ......................         395,307              12.3

  Mutual Discovery Fund(4)
   51 John F. Kennedy Parkway, Short Hills, NJ 07078 ....................         296,483               9.2

  Mutual Qualified Fund(4)
   51 John F. Kennedy Parkway, Short Hills, NJ 07078 ....................         296,483               9.2

  Pacific Life Insurance Company (2 companies)(1)(5)
   700 Newport Center Drive, Newport Beach, CA 92660 ....................         247,069               7.7

  ACE Limited
   Suite 653, 48 Par-La Ville Road, Hamilton, HM11, Bermuda .............         247,068               7.7

  Third Avenue Trust on behalf of the
   Third Avenue Value Fund Series
   767 Third Ave., New York, NY 10017 ...................................         247,068               7.7

  Capital Reinsurance Company
   1325 Avenue of the Americas
   New York, NY 10019 ...................................................          49,414               1.5

----------

(1) These parties are investment managers with discretion for various funds under their control.

(2) The ten funds are: The Putnam Fiduciary Trust Company on behalf of Putman High Yield Fixed Income Trust (DBT) and Putnam High Yield Managed Trust, Putnam Diversified Income Trust, Putnam Diversified Income Trust II, Putnam Funds Trust-Putnam High Yield Total Return Fund, Putnam High Yield Advantage Fund, Putnam High Yield Trust, Putnam Managed High Yield Trust, Putnam Variable Trust-Putnam VT Diversified Income Fund, Putnam Variable Trust-Putnam VT High Yield Fund.

(3) The six funds are: Oppenheimer Champion Income Fund, Oppenheimer High Yield Fund, Oppenheimer Multi-Sector Income Trust, Oppenheimer Strategic Income Fund, Oppenheimer Variable Account Funds for the account of Oppenheimer High Income Fund.

(4) In connection with the Rights Offering, Mutual Discovery Fund and Mutual Qualified Fund have agreed to sell their shareholdings in the Company to Olympus Growth Fund II, L.P. and Third Avenue Trust, each of which is a current shareholder of the Company. Such transfers will be consummated on March 31, 1999, concurrent with the consummation of the Rights Offering.

(5) The two companies are: Pacific Life Insurance Company and PM Group Life Insurance Company.


  SERIES B PREFERRED STOCK (as of December 31, 1998; share amounts do not include accrued pay-in-kind (PIK) dividends)


                                                                             NUMBER OF SHARES
                                                                               BENEFICIALLY
  NAME AND ADDRESS OF BENEFICIAL OWNER                                             OWNED          PERCENT OF CLASS
  ------------------------------------                                      ------------------    ----------------

  Capital Reinsurance Company
   1325 Avenue of the Americas, New York, NY 10019 ........................       200,000              12.5

  Pacific Life Insurance Company
   700 Newport Center Drive, Newport Beach, CA 92660 ......................       200,000              12.5

  Morgan Guaranty Trusts (2 trusts)(1)(2)
   522 Fifth Avenue, New York, NY 10036 ...................................       177,142              11.1

  Third Avenue Trust
   767 Third Ave., New York, NY 10017 .....................................       171,429              10.7

  Olympus Partners (2 funds)(1)(3)
   Metro Centre, One Station Place, Stamford, CT 06902 ....................       171,429              10.7

  ACE Limited
   Suite 653, 48 Par-La Ville Road, Hamilton, HM11, Bermuda ...............       171,429              10.7

  Lennar CGA Holdings, Inc.
   760 N.W. 107th Ave., Suite 400, Miami, FL 33172 ........................       137,142               8.6

  The Equitable Life Assurance Society of the United States
   1290 Avenue of the Americas, New York, NY 10104 ........................       114,286               7.1

  CGA Firemark Venture Fund I, LLC
   67 Park Place, Morristown, NJ 07960 ....................................        85,714               5.4

----------

(1) These parties are investment managers with discretion for various funds under their control.

(2) The two trusts are: Morgan Guaranty Trust Company of New York as Trustee of the Multi-market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company of New York as Trustee of the Commingled Pension Trust Fund (Multi-market Special Investment Fund II) of Morgan Guaranty Trust Company of New York.

(3) The two funds are: Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P.

  COMMON STOCK (as of December 31, 1998)

                                                                             NUMBER OF SHARES
  NAME OF BENEFICIAL OWNER                                                  BENEFICIALLY OWNED    PERCENT OF CLASS
  ------------------------------------                                      ------------------    ----------------
  Pacific Life Insurance Company(1)
   700 Newport Center Drive, Newport Beach, CA 92660 ......................       999,264              11.0

  Capital Reinsurance Company(2)
   1325 Avenue of the Americas, New York, NY 10019 ........................       982,649              10.8

  Morgan Guaranty Trust (2 trusts)(3)(4)
   522 Fifth Avenue, New York, NY 10036 ...................................       866,666               9.5

  ACE Limited(5)
   Suite 653, 48 Par-La Ville Road, Hamilton, HM11, Bermuda ...............       859,479               9.4

  Third Avenue Value Fund(6)
   767 Third Avenue, New York, NY 10017 ...................................       859,479               9.4

  Olympus Partners (2 funds)(3)(7)
   Metro Centre, One Station Place, Stamford, CT 06902 ....................       838,710               9.2

  Lennar CGA Holdings, Inc.(8)
   760 N.W. 107th Ave., Suite 400, Miami, FL 33172 ........................       704,198               7.7

  The Equitable Life Assurance Society of the United States
   1290 Avenue of the Americas, New York, NY 10104 ........................       559,140               6.1

  DIRECTORS AND EXECUTIVE OFFICERS

  David M. Barse (9) ......................................................             0                 0
  Robert L. Denton (10) ...................................................       165,607               1.8
  Richard S. Frary ........................................................             0                 0
  Eric A. Gritzmacher (11) ................................................             0                 0
  Donald Kramer (12) ......................................................             0                 0
  Jeffrey P. Krasnoff (13) ................................................             0                 0
  Michael J. Morissey (14) ................................................             0                 0
  Richard A. Price (15) ...................................................       386,157               4.1
  Alan S. Roseman (16) ....................................................             0                 0
  Paul A. Rubin (17) ......................................................             0                 0
  Richard G. Schoninger (18) ..............................................             0                 0
  Jay H. Shidler (19) .....................................................       937,913               9.9
  Jay S. Sugarman (20) ....................................................             0                 0
  Kem H. Blacker (21) .....................................................        68,969                 *
  Jean-Michel Wasterlain (22) .............................................        59,990                 *
  Michael M. Miran (23) ...................................................        21,080                 *
  Landon D. Parsons (24) ..................................................        12,161                 *

  DIRECTORS AND OFFICERS AS A GROUP .......................................     1,712,059              15.3


----------

*    Less than one percent.

(1) Includes 978,465 shares of Common Stock and warrants to purchase 20,769 shares of Common Stock.

(2) Includes 978,495 shares of Common Stock and warrants to purchase 4,154 shares of Common Stock.

(3) These parties are investment managers with discretion for various Funds under their control.

(4) The two trusts are: Morgan Guaranty Trust Company of New York as Trustee of the Multi-market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company of New York as Trustee of the Commingled Pension Trust Fund (Multi-market Special Investment Fund II) of Morgan Guaranty Trust Company ofNew York.

(5) Includes 838,710 shares of Common Stock and warrants to purchase 20,769 shares of Common Stock.

(6) Includes 838,710 shares of Common Stock and warrants to purchase 20,769 shares of Common Stock.

(7) The two funds are: Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P.

(8) Includes 670,967 shares of Common Stock and warrants to purchase 33,231 shares of Common Stock.

(9) Excludes 838,710 shares of Common Stock, warrants to purchase 20,769 shares of Common Stock, 247,068 shares of Series A Preferred Stock and 171,429 shares of Series B Preferred Stock held of record by Third Avenue Trust, for which Mr. Barse, a Director of the Company, serves as President and Chief Operating Officer. Mr. Barse disclaims beneficial ownership of such securities held by Third Avenue Trust.

(10) Includes 68,511 and 17,024 shares of Common Stock and warrants to purchase 64,135 and 15,937 shares of Common Stock held of record by Mr. Denton and Mr. Denton's wife, Doreen A. Denton, respectively.

(11) Excludes 978,495 shares of Common Stock, warrants to purchase 20,769 shares of Common Stock, 247,069 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock held of record by Pacific Life Insurance Company for which Mr. Gritzmacher, a Director of the Company, serves as Vice President, and its affiliates. Mr. Gritzmacher disclaims beneficial ownership of such securities held of record by such entities.

(12) Excludes 838,710 shares of Common Stock, warrants to purchase 20,769 shares of Common Stock, 247,068 shares of Series A Preferred Stock and 171,429 shares of Series B Preferred Stock held of record by ACE Limited, for which Mr. Kramer, a Director of the Company, serves as director. Mr. Kramer disclaims beneficial ownership of such securities held of record by ACE Limited.

(13) Excludes 670,967 shares of Common Stock, warrants to purchase 33,231 shares of Common Stock and 137,142 shares of Series B Preferred Stock held of record by Lennar CGA Holdings Inc. and 395,307 shares of Series A Preferred Stock held of record by Lennar Capital Services. Mr. Krasnoff serves as President of LNR Property Corporation, an affiliate of Lennar CGA Holdings, Inc. and of Lennar Capital Services, Inc. Mr. Krasnoff disclaims beneficial ownership of such securities held of record by Lennar CGA Holdings, Inc.

(14) Excludes 419,354 shares of Common Stock and 85,714 shares of Series B Preferred Stock held of record by CGA Firemark Venture Fund I, LLC. Mr. Morrissey, a Director of the Company, serves as Chairman and Chief Executive Officer of the Firemark Group, an affiliate of CGA Firemark Venture Fund I, LLC. Mr. Morrissey disclaims beneficial ownership of such securities held of record by CGA Firemark Venture Fund I, LLC.

(15) Includes 164,211 shares of Common Stock and warrants to purchase 221,946 shares of Common Stock.

(16) Excludes 978,495 shares of Common Stock, warrants to purchase 4,154 shares of Common Stock, 49,414 shares of Series A Preferred Stock and 200,000 shares of Series B Preferred Stock held of record by Capital Reinsurance Company, for which Mr. Roseman, a Director of the Company, serves as General Counsel, Executive Vice President and Secretary of Capital Reinsurance Company. Mr. Roseman disclaims beneficial ownership of such securities held of record by Capital Reinsurance Corporation.

(17) Excludes 838,710 shares of Common Stock and 171,429 shares of Series B Preferred Stock held of record by Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P. Mr. Rubin, a Director of the Company, is a partner of Olympus Partners, an affiliate of these two funds. Mr. Rubin disclaims beneficial ownership of such securities held of record by such entities.

(18) Excludes 279,570 shares of Common Stock and 57,143 shares of Series B Preferred Stock held of record by Prudential Securities Group, Inc., for which Mr. Schoninger, a Director of the Company, serves as managing director. Mr. Schoninger disclaims beneficial ownership of such securities held of record by Prudential Securities Group, Inc.

(19) Includes 7,720 shares of Common Stock and warrants to purchase 7,227 shares of Common Stock held of record by Shidler/CGA Corp., 3,741 shares of Common Stock and warrants to purchase 3,502 shares of Common Stock held of record by Shidler Equities Corp., and 529,869 shares of Common Stock and warrants to purchase 385,854 shares of Common Stock held by Shidler Equities, L.P.

(20) Excludes 279,570 shares of Common Stock and 57,143 shares of Series B Preferred Stock held of record by Starwood CGA, LLC. Mr. Sugarman, a Director of the Company, is President and Chief Executive Officer of Starwood Financial Trust, an affiliate of Starwood CGA, LLC. Mr. Sugarman disclaims beneficial ownership of such securities held of record by Starwood CGA, LLC.

(21) Includes 13,333 shares of Common Stock and warrants to purchase 55,636 shares of Common Stock.

(22) Includes 17,000 shares of Common Stock and warrants to purchase 42,990 shares of Common Stock.

(23) Includes 12,000 shares of Common Stock and warrants to purchase 9,080 shares of Common Stock.

(24) Includes 5,000 shares of Common Stock and warrants to purchase 7,161 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CGA and Cap Re have entered into an agreement as of June 4, 1997 which grants Cap Re the right to make the first offer to provide reinsurance for all insurance contracts, including contracts of financial guaranty as reinsurance, issued by CGA ("Right of First Offer Agreement"). Cap Re's rights under the Right of First Offer Agreement terminate on the earlier of (a) the date that Cap Re no longer owns 5% of the common stock of the Company or (b) a Qualified Public Offering (as defined in the CGA Group Bye-laws) by CGA Group.

     CGAIM has entered into asset management agreements with each of the existing subsidiaries of SG Holdings, Cobalt Holdings, and each of their respective subsidiaries. Pursuant to such agreements, CGAIM will perform advisory, asset management and related services for such companies. CGA has guaranteed the payment obligations of such companies under their financing arrangements, and its expected to guarantee the payment obligations of any other subsidiaries of SG Holdings or Cobalt Holdings which may be established in the future in respect of their financing obligations. See Item 1--"Business--CGA Investment Management, Inc.--St. George and Cobalt."

     In October 1998, CGA provided asset-specific guarantees and obtained third party credit support on a "cut-through" basis on approximately $382 million par amount of securities in the investment portfolios of two of its clients, SG1 and SG3. The three parties which provided such credit support are institutional investors in the Company. In connection with these arrangements, CGA received a premium of $38.95 million from SG1 and SG3, and ceded an aggregate of $38.7 million to the three institutions which provided such credit support. CGA loaned $30 million to SG Holdings (the parent corporation of SG1 and SG3) in order to permit SG Holdings to provide its subsidiaries with sufficient funds to pay the premium for such credit support, and to meet its clients' liquidity needs. See
Item 1--"Business--Commercial Guaranty Assurance, Ltd.--Reinsurance."

     The Company pays the holders of Investment Units an aggregate of $600,000 per annum as a fee with respect to the $60 million in Capital Commitments. See
Item 12--"Security Ownership of Certain Beneficial Owners and Management".

     The Company held a note receivable from the Company's Chief Executive Officer (the "CEO") for $1.25 million which was issued in connection with the June 17, 1997 Recapitalization in exchange for 250,000 shares of the Company's common stock. The note was interest-bearing at a rate of 7% compounded semi-annually. On October 8, 1997 the CEO repaid $1 million of the note along with the accrued interest thereon. The loan was then repaid in full on January 31, 1998.

                                     PART IV

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS AND SCHEDULES.

     The Financial Statements listed in the accompanying Index to Financial Statements and Schedules are filed as part of this Report.

    2. EXHIBITS.

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CGA GROUP, LTD.
                                                  ------------------------------
                                                  (Registrant)

  Date: March 26, 1999                         By     /s/ JAMES R. REINHART
                                                  ------------------------------
                                                        James R. Reinhart
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Date: March 26, 1999                 By      /s/ RICHARD A. PRICE
                                          --------------------------------------
                                                 Richard A. Price
                                            Chief Executive Officer, President
                                               and Director

  Date: March 26, 1999                 By          /s/ DAVID M. BARSE
                                           -------------------------------------
                                                 David M. Barse, Director


  Date: March 26, 1999                 By       /s/ ERIC A. GRITZMACHER
                                           -------------------------------------
                                              Eric A. Gritzmacher, Director


  Date: March 26, 1999                 By         /s/ ALAN S. ROSEMAN
                                           -------------------------------------
                                              Alan S. Roseman, Director


  Date: March 26, 1999                 By        /s/ JEFFREY P. KRASNOFF
                                           -------------------------------------
                                           Jeffrey P. Krasnoff, Director


  Date: March 26, 1999                 By       /s/ MICHAEL J. MORRISSEY
                                           -------------------------------------
                                              Michael J. Morrissey, Director


  Date: March 26, 1999                 By          /s/ PAUL A. RUBIN
                                          --------------------------------------
                                                 Paul A. Rubin, Director


  Date: March 26, 1999                 By         /s/ F. FULLER O'CONNOR
                                          --------------------------------------
                                          F. Fuller O'Connor, Alternate Director


  Date: March 26, 1999                 By           /s/ JAY H. SHIDLER
                                          --------------------------------------
                                                  Jay H. Shidler, Director


  Date: March 26, 1999                 By          /s/ JAY S. SUGARMAN
                                          --------------------------------------
                                                 Jay S. Sugarman, Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                         ----

Financial Statements of CGA Group, Ltd.

  Report of Independent Auditors on Financial Statements .............    40
  Consolidated Balance Sheets at December 31, 1998 and 1997 ..........    41
  Consolidated Statements of Operations for the year
   ended December 31, 1998, the nine months ended
   December 31, 1997 and for the period from June 21, 1996
   to March 31, 1997 .................................................    42
  Consolidated Statements of Mezzanine Equity for the year
    ended December 31, 1998 and the nine months ended
    December 31, 1997 ................................................    43
  Consolidated Statements of Shareholders' Equity for the year ended December 31, 1998 and the nine months ended
    December 31, 1997 ................................................    44
  Consolidated Statements of Cash Flow for the year ended
    December 31, 1998, the nine months ended December 31, 1997
    and for the period from June 21, 1996 to March 31, 1997 ..........    45
  Notes to Consolidated Financial Statements .........................    46

Financial Schedule(s)

         All financial statement schedules have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF CGA GROUP, LTD.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, mezzanine equity, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CGA Group, Ltd. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the period from June 21, 1996 to March 31, 1997, the period from April 1, 1997 to December 31, 1997 and the year ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

PricewaterhouseCoopers



Hamilton, Bermuda
March 31, 1999


                                 CGA GROUP, LTD.

                           CONSOLIDATED BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                DECEMBER 31,      DECEMBER 31,
                                                                                    1998              1997
                                                                                ------------      ------------

  ASSETS
   Fixed maturities available for sale, (at fair value)
    (Amortized cost: $99,560,861 and $121,664,671) ..........................   $100,488,537      $123,302,763
   Other investments ........................................................     30,000,000               --
   Cash and short-term investments ..........................................      2,598,140         7,199,106
   Premiums receivable ......................................................      3,228,497           447,172
   Management fees receivable ...............................................      1,093,411               --
   Accrued interest receivable ..............................................      3,679,763         4,080,600
   Deferred acquisition costs ...............................................      3,202,557         1,001,883
   Prepaid reinsurance premiums .............................................      1,286,782               --
   Reinsurance recoverable ..................................................     67,400,000               --
   Other assets .............................................................      2,926,246         2,018,309
   Note receivable ..........................................................            --            250,000
   Organization costs .......................................................            --          4,421,353
                                                                                ------------      ------------
     Total assets ...........................................................   $215,903,933      $142,721,186
                                                                                ============      ============

 LIABILITIES

   Unearned premiums ........................................................   $    821,124      $    270,576
   Provision for losses and loss adjustment expenses ........................     90,200,000            55,000
   Reinsurance balances payable .............................................        420,660               --
   Accrued costs and expenses ...............................................      4,355,767         3,591,033
   Contingencies and commitments (Note 14)...................................            --                --
                                                                                ------------      ------------
     Total liabilities ......................................................     95,797,551         3,916,609
                                                                                ------------      ------------

 MEZZANINE EQUITY

   Preferred stock, $.01 par value, 20,000,000 shares authorized:
    Series A ................................................................     75,291,100        65,532,499
    Series B ................................................................     37,300,985        37,075,371
   Dividends accrued on Series B ............................................     14,016,164         4,439,231
                                                                                ------------      ------------
     Total mezzanine equity .................................................    126,608,249       107,047,101
                                                                                ------------      ------------

 SHAREHOLDERS' EQUITY

   Common stock, $.01 par value, 20,000,000 shares authorized,
    9,100,000 issued and outstanding ........................................         91,000            91,000
   Additional paid-in-capital ...............................................     42,486,057        42,086,353
   Accumulated other comprehensive income ...................................        927,676         1,638,092
   Deficit ..................................................................    (50,006,600)      (12,057,969)
                                                                                ------------      ------------
     Total shareholders' (deficit) equity ...................................     (6,501,867)       31,757,476
                                                                                ------------      ------------
     Total liabilities and shareholders' equity .............................   $215,903,933      $142,721,186
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

                                                       CGA GROUP, LTD.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (EXPRESSED IN U.S. DOLLARS)

                                                                                         NINE MONTHS
                                                               YEAR ENDED                   ENDED             JUNE 21, 1996
                                                              DECEMBER 31,               DECEMBER 31,          TO MARCH 31,
                                                                  1998                      1997                  1997
                                                              ------------              --------------        --------------
REVENUES
 Gross premiums written ...................................   $ 49,217,083              $    773,571              $   --
 Ceded premiums ...........................................    (39,420,247)                 (270,576)                 --
                                                              ------------              ------------              ------
 Net premiums written .....................................      9,796,836                   502,995                  --
 Change in unearned premiums ..............................       (550,547)                      --                   --
                                                              ------------              ------------              ------
 Net premiums earned ......................................      9,246,289                   502,995                  --
 Net investment income ....................................      8,528,122                 2,955,601                 801
 Net realized gains .......................................      2,814,132                   885,422                  --
 Management fees ..........................................      3,353,499                       --                   --
                                                              ------------              ------------              ------
   Total Revenues .........................................     23,942,042                 4,344,018                 801
                                                              ------------              ------------              ------

EXPENSES
 Operating expenses .......................................     14,023,366                 6,510,103                  11
 Acquisition costs ........................................        433,217                    53,590                  --
 Commitment fees ..........................................        600,000                   323,836                  --
 Excess of loss facility ..................................        200,000                   107,671                  --
 Losses and loss adjustment expenses
  (Net of reinsurance of $67.4 million in 1998) ...........     22,745,000                    55,000                  --
                                                              ------------              ------------              ------
   Total expenses .........................................     38,001,583                 7,050,200                  11
                                                              ------------              ------------              ------
 Income (loss) before cumulative effect of
   change in accounting principle ..........................   (14,059,541)               (2,706,182)                790
 Cumulative effect of change in accounting principle ......     (3,928,238)                      --                   --
NET INCOME (LOSS) .........................................    (17,987,779)               (2,706,182)                790
                                                              ------------              ------------              ------
Other comprehensive income ................................       (710,417)                1,638,092                  --
                                                              ------------              ------------              ------
COMPREHENSIVE INCOME (LOSS) ...............................   $(18,698,196)             $ (1,068,090)             $  790
                                                              ============              ============              ======
Net income (loss) available to common shareholders ........   $(38,896,226)             $(12,332,792)             $  790
Basic and diluted income (loss) per common share ..........   $      (4.27)             $      (1.89)             $ 0.07
                                                              ============              ============              ======
Weighted average common shares outstanding ................      9,100,000                 6,522,313              12,000
                                                              ============              ============              ======

                         The accompanying notes are an integral part of these financial statements.

                                                             42

                                 CGA GROUP, LTD.

                   CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                 NINE MONTHS
                                                                                 YEAR ENDED         ENDED
                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    1998            1997
                                                                                ------------    --------------
  MEZZANINE EQUITY
  SERIES A PREFERRED STOCK
  Balance--beginning of period ..............................................   $     27,965      $         --
  Stock issued ..............................................................             --            26,000
  Pay-in-kind dividends paid ................................................          4,154             1,965
                                                                                ------------      ------------
  Balance--end of period ....................................................         32,119            27,965
                                                                                ------------      ------------

  ADDITIONAL PAID-IN-CAPITAL--SERIES A PREFERREd

  Balance--beginning of period ..............................................     65,504,534                --
  Stock issued ..............................................................            --         64,974,000
  Issuance costs ............................................................            --         (4,571,319)
  Fair value of warrants ....................................................     (1,347,300)               --
  Pay-in-kind dividends paid ................................................     10,379,765         4,911,381
  Accretion to redemption value .............................................        514,273           190,472
  Accretion on warrants .....................................................        207,709                --
                                                                                ------------      ------------
  Balance--end of period ....................................................     75,258,981       65,504,534
                                                                                ------------      ------------
  TOTAL SERIES A PREFERRED STOCK ............................................   $ 75,291,100      $ 65,532,499
                                                                                ============      ============

  SERIES B PREFERRED STOCK
  Balance--beginning of period ..............................................   $     16,000      $         --
  Stock issued ..............................................................            --             16,000
                                                                                ------------      ------------
  Balance--end of period ....................................................         16,000            16,000
                                                                                ------------      ------------

  ADDITIONAL PAID-IN-CAPITAL--SERIES B PREFERREd

  Balance--beginning of period ..............................................     37,059,371               --
  Stock issued ..............................................................            --         39,984,000
  Issuance costs ............................................................            --         (3,008,190)
  Accretion to redemption value .............................................        225,614            83,561
                                                                                ------------      ------------
  Balance--end of period ....................................................     37,284,985        37,059,371
                                                                                ------------      ------------
  TOTAL SERIES B PREFERRED STOCK ............................................   $ 37,300,985      $ 37,075,371
                                                                                ============      ============

  PAY-IN-KIND DIVIDENDS ACCRUED-SERIES B
  Balance--beginning of period ..............................................   $  4,439,231      $         --
  Dividends accrued .........................................................      9,576,933         4,439,231
                                                                                ------------      ------------
  Balance--end of period ....................................................   $ 14,016,164      $  4,439,231
                                                                                ============      ============
  Total Mezzanine Equity ....................................................   $126,608,249      $107,047,101
                                                                                ============      ============

   The accompanying notes are an integral part of these financial statements.


                                 CGA GROUP, LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                                   NINE MONTHS
                                                                                 YEAR ENDED           ENDED
                                                                                DECEMBER 31,       DECEMBER 31,
                                                                                    1998               1997
                                                                                ------------       ------------
  SHAREHOLDERS' EQUITY
  COMMON STOCK
  Balance--beginning of period .........................................    $      91,000     $     12,000
  Stock redeemed (12,000 shares) .......................................              --           (12,000)
  Stock issued (9,100,000 shares) ......................................              --            91,000
                                                                            -------------      -----------
  Balance--end of period ...............................................           91,000           91,000
                                                                            -------------      -----------

  ADDITIONAL PAID-IN-CAPITAL--COMMON STOCk
  Balance--beginning of period .........................................       42,086,353               --
  Stock issued .........................................................             --         45,409,000
  Issuance costs .......................................................             --         (3,048,614)
  Fair value of warrants ...............................................       1,347,300               --
  Accretion of Series A Preferred Stock to redemption value ............        (514,273)         (190,472)
  Accretion of Series B Preferred Stock to redemption value ............        (225,614)          (83,561)
  Accretion on warrants ................................................        (207,709)              --
                                                                            -------------      -----------
  Balance--end of period ...............................................       42,486,057       42,086,353
                                                                            -------------      -----------

  ACCUMULATED OTHER COMPREHENSIVE INCOME

  Balance--beginning of period .........................................        1,638,092               --
  Increase (decrease) during the period ................................        (710,416)        1,638,092
                                                                            -------------      -----------
  Balance--end of period ...............................................          927,676        1,638,092
                                                                            -------------      -----------

  RETAINED EARNINGS (DEFICIT)

  Balance--beginning of period .........................................      (12,057,969)             790
  Net loss .............................................................     (17,987,779)       (2,706,182)
  Series A pay-in-kind dividends paid ..................................     (10,383,919)       (4,913,346)
  Series B pay-in-kind dividends accrued ...............................      (9,576,933)       (4,439,231)
                                                                            -------------      -----------
  Balance--end of period ...............................................      (50,006,600)     (12,057,969)
                                                                            -------------      -----------
  TOTAL SHAREHOLDERS' (DEFICIT) EQUITY .................................    $ (6,501,867)     $ 31,757,476
                                                                            ============      ============


      The accompanying notes are an integral part of these financial statements.


                               CGA GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                NINE MONTHS     JUNE 21, 1996
                                                               YEAR ENDED          ENDED             TO
                                                               DECEMBER 31      DECEMBER 31       MARCH 31,
                                                                  1998             1997             1997
                                                               -----------      -----------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) ........................................    $(17,987,779)   $  (2,706,182)       $   790
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Amortization of investments ............................        (176,711)       1,314,765            --
   Depreciation expense ...................................         354,587           51,076            --
   Realized gain on sale of investments ...................      (2,814,132)        (885,422)           --
   Realized loss on sale of fixed assets ..................          26,282              --             --
 Changes in assets and liabilities:
   Premiums receivable ....................................      (2,781,325)        (447,172)           --
   Accrued interest .......................................         400,837       (4,080,600)           --
   Deferred acquisition costs .............................      (2,200,674)      (1,001,883)           --
   Prepaid reinsurance premiums ...........................      (1,286,782)             --             --
   Management fees receivable .............................      (1,093,411)             --             --
   Organization costs .....................................       4,421,353       (4,409,373)       (11,980)
   Reinsurance recoverable ................................     (67,400,000)             --             --
   Other assets ...........................................        (175,510)      (1,159,177)           (68)
   Unearned premiums ......................................         550,548          270,576            --
   Provision for losses and loss adjustment expenses ......      90,145,000           55,000            --
   Reinsurance balances payable ...........................         420,660              --             --
   Accrued costs and expenses .............................         764,734        3,591,033            --
                                                               ------------    -------------       --------
  Net cash provided by (used in) operating activities .....       1,167,677       (9,407,359)       (11,258)
                                                               ------------    -------------       --------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of fixed maturity investments acquired .............    (143,845,735)    (278,498,706)           --
  Proceeds from sale of fixed maturity investments ........     138,940,387      156,404,692            --
  Purchases of fixed assets ...............................      (1,113,295)        (910,140)           --
  Note receivable .........................................         250,000         (250,000)           --
                                                               ------------    -------------       --------
  Net cash used in investing activities ...................      (5,768,643)    (123,254,154)           --
                                                               ------------    -------------       --------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of Common Stock ..............................             --           (12,000)           --
  Proceeds on issuance of series A preferred stock ........             --        65,000,000            --
  Proceeds on issuance of series B preferred stock ........             --        40,000,000            --
  Proceeds on issuance of common stock ....................             --        45,500,000         12,000
  Issuance costs of series A preferred stock ..............             --        (4,571,319)           --
  Issuance costs of series B preferred stock ..............             --        (3,008,190)           --
  Issuance costs of common stock ..........................             --        (3,048,614)           --
  Loan received (repaid) ..................................             --          (121,000)       121,000
                                                               ------------    -------------       --------
  Net cash provided by financing activities ...............             --       139,738,877        133,000
                                                               ------------    -------------       --------
  NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
   INVESTMENTS ............................................      (4,600,966)       7,077,364        121,742
  CASH AND SHORT-TERM INVESTMENTS--
   BEGINNING OF PERIOD ....................................       7,199,106          121,742            --
                                                               ------------    -------------       --------
  CASH AND SHORT-TERM INVESTMENTS--END OF PERIOd ..........    $  2,598,140    $   7,199,106       $121,742
                                                               ============    =============       ========


      The accompanying notes are an integral part of these financial statements.

                           CGA GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE NINE MONTHS ENDED
                                DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

1. BUSINESS AND ORGANIZATION

     CGA Group, Ltd. (the "Company") is a holding company, which was incorporated in Bermuda on June 21, 1996. The Company has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. ("CGA") was incorporated in Bermuda on October 22, 1996. CGA is licensed as a class 3 insurer under the Insurance Act 1978 of Bermuda (the "Act") which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. CGA has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company ("DCR") and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. CGA issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. CGA Investment Management, Inc. ("CGAIM") was incorporated in Delaware, U.S.A. in July 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. CGAIM did not commence operations until after its acquisition by the Company. CGAIM is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGAIM provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. CGAIM and its employees are based in New York City, New York.

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

     The Company issued 2.6 million shares of Series A Preferred Stock with a par value of $.01 per share at a price of $25 per share, with a 13.75% quarterly compounding dividend paid in additional shares of Series A Preferred Stock. The Series A Preferred Stockholders also received warrants, which are transferable separately from the Series A Preferred Stock, which represent the right to purchase on or prior to June 17, 2007 at an exercise price of $.01 per share a total of 270,000 shares of Common Stock. The warrants are valued at $4.99 per share and are accounted for as additional paid-in-capital to the Common Stock.

     The Company also issued 1.6 million shares of Series B Cumulative Voting Preference Shares with a par value of $.01 at a price of $25 per share, with a 20% quarterly compounding dividend paid in additional shares of Series B Cumulative Voting Preference Shares. The Series B Cumulative Voting Preference Shares were sold to investors in the form of Investment Units which included commitments to purchase an additional $60 million of Series B Preferred Stock upon the occurrence of certain funding events, in order to maintain CGA's "Triple-A" rating from DCR. The Company pays a $600,000 annual fee to the Unit Investors for their commitments. The Investment Units also included 7,827,957 shares out of a total of 9,100,000 million shares of Common Stock issued with a par value of $.01 per share at a price of $5 per share.

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

     The primary clients of CGA and CGAIM are St. George Holdings, Ltd. ("SG Holdings") and Cobalt Holdings, Ltd. ("Cobalt") and their respective subsidiaries. In 1998 they provided approximately 85% of the total premiums earned by CGA, and 91% of the total investment management fees earned by CGAIM. These percentages are expected to decrease in the future.

                                 CGA GROUP, LTD.

                         NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS--(CONTINUED) FOR THE YEAR ENDED DECEMBER 31, 1998
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

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

     b) Deferred acquisition costs

     Deferred acquisition costs are expenses that vary with and are primarily related to the production of business. These costs include compensation, underwriting, certain rating agency fees, legal and other expenses. Deferred acquisition costs are amortized on a straight-line basis over the estimated term of the related insured risks. The Company evaluates the recoverability of deferred acquisition costs whenever changes in circumstances warrant. If it is determined that an impairment exists, the excess of the amortized balance over deferred acquisition costs will be charged to earnings.

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

     Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

     d) Provision for losses and loss adjustment expenses

     A case basis reserve for unpaid losses and loss adjustment expenses is recorded at the present value of the estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. A general reserve is calculated by applying a loss factor to the total net par amount outstanding of CGA's insured obligations over the expected term of such insured obligations.

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

     e) Organization expenses

     Organization costs consisted of expenses incurred to form the Company and were amortized over a five-year period starting from the date of commencement of operations using the straight-line method. On July 1, 1998, the

                                 CGA GROUP, LTD.

                         NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS--(CONTINUED) FOR THE YEAR ENDED DECEMBER 31, 1998
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

Company expensed the remaining unamortized organization costs which is reflected in the financial statements as a change in accounting principle. (See footnote (i.) regarding Statement of Position 98-5 issued by the Accounting Standards Executive Committee.)

     f) Investments

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in debt securities are designated as available-for-sale and are recorded at fair value, being quoted market value. Any resulting unrealized gains or losses are reflected as a separate component of shareholders' equity as accumulated other comprehensive income and as a separate component of the statement of operations as other comprehensive income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at cost, which approximates fair value. Other investments are carried at cost, which approximates fair value.

     Bond discounts and premiums are accreted or amortized on the effective interest method over the term of the related securities. Realized gains or losses on sale of investments are determined on the basis of specific identification. Net investment income is recognized when earned and includes interest and amortization of market premiums and discounts and is net of investment management and custody fees.

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

     h) Loss per common share

     The Company computes loss per share in accordance with SFAS No. 128, "Earnings Per Share." Loss per common share is calculated using the loss for the period adjusted for preference dividends, accretion of preference stock to redemption value, and accretion on warrants divided by the weighted average number of common shares outstanding and, if dilutive, shares issuable under outstanding warrants.

     i) Earnings per share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per share". This statement requires the Company to report basic earnings per share and diluted earnings per share. Basic earnings per share are calculated utilizing weighted average shares outstanding and exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the effect of dilutive securities outstanding. The Company has adopted SFAS 128 in these consolidated financial statements.

     j) Comprehensive income

     The FASB issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components. The Company has adopted SFAS 130 in these consolidated financial statements.

     k) Segments

     The FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which the Company has adopted in these consolidated financial

                                 CGA GROUP, LTD.

                         NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS--(CONTINUED) FOR THE YEAR ENDED DECEMBER 31, 1998
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

statements. This statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. Segment information is reported separately for the Company's investment management and insurance operations.

     l) Start-up activities

     The Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. This statement requires the Company to expense organization costs as incurred. On July 1, 1998, the Company expensed the remaining unamortized organization costs which is reflected in the financial statements as a change in accounting principle.

3. NOTE RECEIVABLE

     The Company held a note receivable from the Company's Chief Executive Officer (the "CEO") for $1.25 million which was issued in connection with the Recapitalization in exchange for 250,000 shares of the Company's common stock. The note was interest-bearing at a rate of 7% compounded semi-annually. On October 8, 1997 the CEO repaid $1 million of the note along with the accrued interest thereon. The loan was then repaid in full on January 31, 1998.

4. INVESTMENTS

     a) Fixed maturities

     The fair values, gross unrealized gains and losses and amortized cost of fixed maturities at December 31, 1998 and 1997 are as follows:


                                                                      GROSS            GROSS
                                                  AMORTIZED        UNREALIZED       UNREALIZED
  1998                                              COST              GAINS           LOSSES          FAIR VALUE
                                                ------------        ----------       ---------       ------------
   Non-U.S. Government ......................   $ 12,024,005        $   77,789       $ (82,384)      $ 12,019,410
   Corporate ................................     85,488,892         1,316,526        (384,255)        86,421,163
   Short-term ...............................      2,047,964               --               --          2,047,964
                                                ------------        ----------       ---------       ------------
    Fixed Maturities ........................   $ 99,560,861        $1,394,315       $(466,639)      $100,488,537
                                                ============        ==========       =========       ============



                                                                      GROSS            GROSS
                                                  AMORTIZED        UNREALIZED       UNREALIZED
  1997                                              COST              GAINS           LOSSES          FAIR VALUE
                                                ------------        ----------       ---------       ------------
   Non-U.S. Government ......................   $ 52,514,059        $1,382,523       $(308,775)      $ 52,788,537
   Corporate ................................     69,150,612           583,353         (19,009)        70,514,226
                                                ------------        ----------       ---------       ------------
    Fixed Maturities ........................   $121,664,671        $1,965,876       $(327,784)      $123,302,763
                                                ============        ==========       =========       ============


                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997

                           (EXPRESSED IN U.S. DOLLARS)

       Fixed maturities at December 31, 1998 and 1997, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.


                                                  1998             1998              1997             1997
Maturity Period                                Fair Value     Amortized Cost      Fair Value     Amortized Cost
-------------------                           ------------    --------------     ------------    --------------
Less than 1 year ...........................  $  2,047,964      $  2,047,964     $ 16,443,261      $ 15,634,565
1-5 years ..................................    91,006,565        90,195,974       87,997,633        87,641,105
5-10 years .................................     7,434,010         7,316,923       18,861,869        18,389,001
Greater than 10 years ......................            --                --               --                --
                                              ------------      ------------     ------------      ------------
  Total fixed maturities ...................  $100,488,537      $ 99,560,861     $123,302,763      $121,664,671
                                              ============      ============     ============      ============

     Realized gains for the year ended December 31, 1998 were $3,436,817 and for the nine months ended December 31, 1997 were $1,895,725. Realized losses for the year ended December 31, 1998 were $622,685 and for the nine months ended December 31, 1997 were $1,010,303. Investments are made predominantly in U.S. dollar denominated foreign corporate and government securities. The rating level for an investment cannot be below "Double-A minus". The portfolio consists of "Double-A" rated investments on average. The portfolio manager operates under guidelines to maintain a weighted average duration of two to five years.

     (b) Net investment income

     Net investment income for the year ended December 31, 1998 and the nine months ended December 31, 1997 was derived from the following sources:

                                                           1998           1997
                                                        ---------     ---------

   Fixed maturities ................................   $8,400,894    $2,849,428
   Other ...........................................      501,677       331,297
                                                        ---------     ---------
   Gross investment income .........................    8,902,571     3,180,725
   Investment expense ..............................     (374,449)     (225,124)
                                                        ---------     ---------
   Net investment income ...........................   $8,528,122    $2,955,601
                                                        =========     =========

5. OTHER INVESTMENTS

       Other investments are comprised of a $30 million note issued by SG Holdings which is the parent company of certain clients of CGAIM. The note is carried at its original cost which approximates fair value. The note bears interest of 3 month LIBOR plus 1% per annum payable quarterly and has a five year term with no prepayment penalty. The 3 month LIBOR rate at December 31, 1998 was 5.066. The note was purchased to provide SG Holdings and its subsidiaries with cash to manage their liquidity and to pay for additional financial guaranty insurance.

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                      1998           1997
                                                    ----------    ----------
    Other Assets

    Other prepaid Expenses .....................    $  222,752    $  276,164
    Prepaid commitment fees ....................       276,164       148,669
    Fixed Assets, net of depreciation ..........     1,603,600       844,892
    Deposits ...................................       280,000       293,717
    Accounts Receivable ........................       368,730       430,785
    Other ......................................       175,000        24,082
                                                    ----------    ----------
      Total Other Assets .......................    $2,926,246    $2,018,309
                                                    ==========    ==========

7. LOSSES AND LOSS EXPENSES

     The provision for losses and loss adjustment expenses ("LAE") is established in an amount equal to the CGA's estimate of unidentified or case basis reserves and unallocated losses including costs of settlement, on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and LAE. The general provision for losses and LAE is calculated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net par amount outstanding of the insured obligations.

     The provision for losses and LAE is comprised of the following at December 31, 1998 and 1997:

                                                          1998         1997
                                                       -----------    ------

    Case basis reserve                                 $88,200,000    $   --
    General reserve                                      2,000,000     55,000
                                                       -----------    ------
      Total provision for losses and LAE               $90,200,000    $55,000
                                                       ===========    =======

     The activity in the provision for losses and LAE is as follows:

                                                          1998            1997
                                                       -----------       ------
   Provision for losses and LAE
    Balance at January 1                              $    55,000        $  --
   Less reinsurance recoverables                              --            --
                                                       -----------       ------
   Net Balance at January 1                                55,000           --
   Net losses and loss expenses incurred               22,745,000        55,000
   Net losses and loss expenses paid                          --            --
                                                       -----------       ------
   Net provision for losses and LAE
    Balance at December 31                             22,800,000        55,000

   Reinsurance recoverable                             67,400,000            --
                                                       -----------       ------

   Provision for losses and LAE, gross of
    reinsurance recoverable Balance at
    December 31                                       $90,200,000       $55,000
                                                      ===========       =======

       In October, 1998 the credit ratings on asset-backed securities originated and serviced by Commercial Financial Services Inc. ("CFS"), a credit-card debt collection company, were withdrawn by the three credit rating companies

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

that rate the most recently issued CFS securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at CFS. The rating agencies, investors and insurers have commenced an investigation into the allegations. Clients of CGAIM own approximately $155 million par of the CFS securities and CGA has insured the credit facilities used to finance their purchase. CGA had previously reinsured approximately $138 million par of this exposure. In addition, CGA has exposure of approximately $46 million par to CFS securities through a financial guaranty policy issued to a client that purchased the securities for their own account. CGA previously reinsured approximately $16 million par of this exposure. In summary, CGA has exposure to a total of $201 million par of CFS issued securities, of which $154 million par has been reinsured, leaving a net exposure of approximately $47 million par. CGA estimates the loss on its net exposure of the CFS securities to be $20.8 million for which a case basis reserve has been established for the year ended December 31, 1998.

8. REINSURANCE

     In the ordinary course of business, CGA cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. In the event that all or any of the reinsurers are unable to meet their obligations to CGA under the existing reinsurance agreements, CGA would be liable for such defaulted amounts. CGA also has a $20 million excess of loss reinsurance facility. As of December 31, 1998 prepaid reinsurance of approximately $1.3M was associated with a single reinsurer.

     As stated above in note seven, CGA has reinsured approximately $154 million par of its total exposure to $201 million par of CFS issued securities, leaving a net exposure of approximately $47 million par. CGA has reinsurance recoverable of $67.4 million relating to the CFS securities as of December 31, 1998.

     Also during October, 1998, CGA took steps to mitigate risks related to its exposure in connection with guarantees of client credit facilities used to purchase asset-backed and real estate securities. As a result of turmoil in certain areas of the capital markets during this time period, the spreads over treasuries at which investors were willing to purchase certain securities widened considerably. This spread widening caused a decrease in the fair value of many of the securities used as collateral for the insured credit facilities. The estimated fair value of these securities had declined significantly during October. Certain of the credit facilities have requirements that lender's operating ratios, (the portfolio market value divided by the loan outstanding) be maintained above certain levels. In the event that an operating ratio falls below the required level and is not brought into compliance within the cure period, the lender may liquidate the collateral and require CGA to pay any remaining balance outstanding under the credit facility.

     During October, 1998 two of CGAIM's clients worked with CGA to reduce the impact of any future spread widening on their operating ratios. CGA provided credit support on approximately $382 million of securities within the two insured portfolios, which was further supported by a "Triple-A" rated reinsurer, using documentation that would permit the insured to proceed directly against the reinsurer. The effect of the described credit support arrangements was to substantially increase the market value of the subject securities. CGA received a premium of $38.95 million from its clients in connection with these credit support arrangements, and ceded $38.7 million to the aforementioned reinsurer. The reinsurer is a shareholder of the Company who has contracted with two other shareholders of the Company to participate in the above described credit arrangements.

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

9. MEZZANINE EQUITY

                                                         1998            1997
                                                           $              $
                                                       ----------    ----------

   Series A : 3,211,890 and 2,796,534 shares
    issued and outstanding .........................       32,119        27,965
   Additional paid in capital ......................   75,258,981    65,504,534
                                                       ----------    ----------
   Total series A preferred stock ..................   75,291,100    65,532,499
   Series B: 1,600,000 and 1,600,000 shares
    issued and outstanding .........................       16,000        16,000
   Additional paid in capital ......................   37,284,985    37,059,371
                                                       ----------    ----------
     Total series B preferred stock ................   37,300,985    37,075,371
                                                       ==========    ==========

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

     The dividends on the Series A Preferred Stock are declared quarterly by the Board of Directors and paid in additional shares of Series A Preferred Stock.
The Company was obligated to pay an additional pay-in-kind dividend of .5% on the Series A Preferred Stock from December 15, 1997 to the effective date of a registration statement with respect to the Series A Preferred Stock. The Company registered the Series A Preferred Stock with the Securities and Exchange Commission effective August 6, 1998 at which time the accrual of the additional
 .5% dividend on the Series A Preferred Stock ceased. The additional dividend was paid on September 30, 1998. The dividend on the Series B Preferred Stock is not declared quarterly, however, the mandatory redemption provision requires that at redemption the Company is obligated to pay 100% of the stated value of the shares plus accrued and unpaid dividends thereon. Accordingly, the liability for dividends payable on the Series B Preferred Stock is accrued and the charge against retained earnings is recorded.

     Both Series A Preferred Stock and Series B Preferred Stock were recorded at fair value, being the net proceeds received. The difference between fair value and the redemption value (excluding pay-in-kind dividends) is being accreted over the mandatory redemption period by a charge to retained deficit.

     Both the Series A Preferred Stock and Series B Preferred Stock are voting securities with Series A Preferred Stock carrying 7 votes per share and Series B Preferred Stock carrying 5 votes per share. Series A Preferred Stock comes first in preference in a liquidation of the Company followed by Series B Preferred Stock and then the Company's Common Stock.

10. COMMON STOCK

     The number of shares of Common Stock of the Company outstanding during the year ended December 31, 1998 and the nine months ended December 31, 1997 was as follows:

                                                          1998            1997
                                                        ---------     ---------

   Issued and outstanding ...........................   9,100,000     9,100,000
   Weighted average number of shares ................   9,100,000     6,522,313

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

     The Common Stock carries 2 votes per share. During the nine months ended December 31, 1997 9,100,000 shares were issued for cash proceeds of $45,500,000.

11. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the year endedDecember 31, 1998 and the period ended December 31, 1997.


                                                                         Nine Months
                                                       Year Ended           Ended
                                                      December 31,      December 31,
                                                          1998              1997
                                                      -----------       -----------

Basic Loss Per Share ("EPS")
Numerator:
 Net loss ......................................     $(17,987,779)     $ (2,706,182)
 Series A--Pay-in-kind dividends paid ..........      (10,383,919)       (4,913,346)
 Series A--Accretion to redemption value .......         (514,273)         (190,472)
 Series A--Accretion on warrants ...............         (207,709)             --
 Series B--Pay-in-kind dividends accrued .......       (9,576,932)       (4,439,231)
 Series B--Accretion to redemption value .......         (225,614)          (83,561)
                                                      -----------       -----------
Net Loss Available to Common Shareholders ......      (38,896,226)      (12,332,792)
                                                      -----------       -----------
Denominator:
 Weighted Average Shares Outstanding ...........        9,100,000         6,522,313
Basic EPS ......................................     $      (4.27)     $      (1.89)
                                                      ===========       ===========
Diluted Loss Per Share
Numerator ......................................     $(38,896,226)     $(12,332,792)
                                                      -----------       -----------
Denominator ....................................        9,100,000         6,522,313
                                                      -----------       -----------
Diluted EPS ....................................     $      (4.27)     $      (1.89)
                                                      ===========       ===========
Loss per share on cumulative effect of change in
 accounting principle ..........................     $      (0.43)     $       --
                                                      ===========       ===========

     The Company has outstanding warrants which were not included in the computation of the diluted loss per share as the effect of these warrants is antidilutive for the periods presented above.

     On June 17, 1997 the Company issued warrants to purchase 270,000 shares of Common Stock in connection with the issuance of 2.6 million shares of Series A Preferred Stock. All of the warrants are outstanding as of December 31, 1998. These warrants are excerciseable at any time on or prior to June 17, 2007 at an exercise price of $.01.

     The Company also issued 847,729 warrants to certain investors and members of management in connection with the issuance of 1.6 million investment units. Each warrant represents the right to purchase one share of Common Stock on or prior to June 17, 2007. The warrants have an exercise price of $5 per share and were outstanding at December 31, 1998. In addition, the Company has authorized 1,494,771 warrants for certain employees which each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share. The employee rights will vest ratably over a four-year period and expire if not excercised within thirty days of the employee's termination of employment. As of December 31, 1998, there were 1,348,129 warrants outstanding, of which 337,032 warrants were exercisable. As of December 31, 1997 there were 1,348,129 warrants outstanding, of which none were exercisable.

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

12. INSURANCE IN FORCE

     CGA principally insures structured securities including asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities. CGA's potential liability in the event of nonperformance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At December 31, 1998, CGA's aggregate insurance in force was approximately $1.6 billion, net of reinsurance.

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at December 31, by asset type:

                                              1998            1997
                                           (in 000's)      (in 000's)
                                           ----------      ----------

REIT Debt ...........................     $  381,777     $     --
Consumer asset-backed securities ....        456,521         52,439
Corporate asset-backed securities ...        270,612         46,337
Commercial mortgage-backed securities        185,754        100,703
Sovereign debt ......................        120,000        120,000
Corporate debt ......................         75,000           --
REIT Preferred stock ................         70,000           --
                                          ----------     ----------
  Total .............................     $1,559,664     $  319,479
                                          ==========     ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at December 31:

                                     1998            1997
                                     ----            ----

  "AAA" .........................      4%            --
  "AA" ..........................      3%            --
  "A" ...........................     12%             7%
  "BBB" .........................     67%            65%
  "BB" ..........................     11%            28%
  Not rated .....................      3%            --
                                     ---            ---
   Total ........................    100%           100%
                                     ===            ===

13. SEGMENT REPORTING

     The Company has two reportable segments: CGA and CGAIM (see description of each segment in Note 1). The Company's management has identified the operating segments on the basis that they are separate legal entities with each entity carrying on a different type of business. CGA provides financial guaranty insurance. CGAIM provides investment management services to third party investment vehicles and provides investment advisory services including transaction structuring. The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies.

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

       The table below presents financial information for each of the operating segments. As of and for the year ended December 31, 1998.


                                                       CGA           CGAIM         Other (a)         Total
                                                   -----------      ---------       ---------     -----------
REVENUES
Net premiums earned ............................  $  9,246,289        $   --        $     --     $  9,246,289
Net investment income ..........................     8,387,513         64,934          75,675       8,528,122
Net realized gains .............................     2,814,132            --              --        2,814,132
Management fees ................................           --       3,353,499             --        3,353,499
Intersegment revenue ...........................           --         122,301             --          122,301
  TOTAL REVENUES ...............................                                                   24,064,343
EXPENSE ITEMS
Operating expenses .............................     1,680,707     10,711,550       1,753,410      14,145,667
Acquisition costs ..............................       433,217            --              --          433,217
Commitment fees ................................       600,000            --              --          600,000
Excess of loss facility ........................       200,000            --              --          200,000
Losses and loss adjustment expenses ............    22,745,000            --              --       22,745,000
  TOTAL EXPENSES ...............................                                                   38,123,884
Cumulative effect of change in accounting
 policy ........................................     1,127,353        480,207       2,320,678       3,928,238
                                                   -----------      ---------       ---------     -----------
ASSETS
  Total assets .................................   214,823,536      3,752,936       7,860,816     226,437,288
                                                   ===========      =========       =========     ===========

(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

     As of and for the nine months ended December 31, 1997.


                                                       CGA           CGAIM           Other           Total
                                                   -----------      ---------       ---------     -----------

REVENUES

Net premiums earned ...........................   $    502,995        $   --        $     --      $   502,995
Net investment income .........................      2,901,306                                      2,955,601
Net realized gains ............................        885,422            --              --          885,422
  TOTAL REVENUES ..............................                                                     4,344,018
EXPENSE ITEMS
Operating expenses ............................        597,883      5,313,368         598,852       6,510,103
Acquisition costs .............................         53,590            --              --           53,590
Commitment fees ...............................        323,836            --              --          323,836
Excess of loss facility .......................        107,671            --              --          107,671
Losses and loss adjustment expenses ...........         55,000            --              --           55,000
                                                   -----------      ---------       ---------     -----------
  TOTAL EXPENSES ..............................                                                     7,050,200
ASSETS
  Total Assets ................................    131,607,950      3,577,782      11,085,250     146,270,982
                                                   ===========      =========       =========     ===========

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

     The following are reconciliations of reportable segment revenues, expenses and assets to the Company's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.


                                                            1998              1997
                                                        -------------    -------------
REVENUES
Total revenues for reportable segments ..............   $  24,064,343    $   4,344,018
Elimination of intersegment revenues ................        (122,301)             --
                                                        -------------    -------------
  Total consolidated revenues .......................   $  23,942,042    $   4,344,018
                                                        =============    =============
EXPENSES
Total expenses for reportable segments ..............   $  38,123,884    $   7,050,200
Elimination of intersegment operating expenses ......        (122,301)             --
                                                        -------------    -------------
  Total consolidated expenses .......................   $  38,001,583    $   7,050,200
                                                        -------------    -------------
ASSETS
Total assets for reportable segments ................   $ 226,437,288    $ 146,270,982
Intercompany loans ..................................      (7,551,429)      (3,549,796)
Other intercompany balances .........................      (2,981,926)             --
                                                        -------------    -------------
  Total consolidated assets .........................   $ 215,903,933    $ 142,721,186
                                                        =============    =============

14. CONTINGENCIES AND COMMITMENTS

     The Company has exposure totaling approximately $425 million related to the timely payment of interest and principal on a loan to St. George Investments I, Ltd. (SGI). The loan is payable in four equal annual installments with the first installment due November 11, 1999. In order to meet this obligation, CGAIM, as the advisor to SGI, has advised SGI to sell a portion of the underlying securities to special purpose vehicles that will repackage the securities as follows. The current terms of the proposed transaction indicate that the underlying securities would be sold to two newly organized special purpose vehicles, financed by three classes of certificates. The two most senior classes of certificates, representing approximately 85% of the total, would be held by a third party who is also an institutional investor in the Company. The Company would also issue a 5.9% pool policy related to the underlying pool of securities. This transaction is currently scheduled to close in April, 1999. The proceeds from this sale under the currently negotiated terms would be sufficient to meet SGI's obligations due in November, and CGAIM would advise SGI to use the proceeds to meet the obligation. There can be no assurance that the sale of the underlying securities occurs under the terms discussed above. In the event that this transaction does not occur and SGI is not otherwise able to meet their debt obligation, the lender may call on the Company's loan guaranty for the shortfall. The Company may then liquidate the underlying collateral to subrogate losses paid.

     (b) Lease commitments

     The Company rents office space in Hamilton, Bermuda under an operating lease which expires in 2000. CGAIM rents office space in New York, under an operating lease which expires in 2003 with one option for a renewal period of five years. Total rent expense was approximately $355,000 and $300,000 in 1998 and 1997 respectively. Future minimum rental commitments under the leases, are expected to be approximately $500,000 per annum.

15. TAXATION

     The Company and CGA, which are domiciled in Bermuda, have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act, 1966, as amended, of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March 28, 2016. Since the Company and CGA are not engaged in a trade or business in the U.S. there should be no U.S. income taxes due, however, CGA does file protective U.S. income tax returns. CGAIM will be subject to U.S. taxation at regular corporate tax rates, but has tax losses carried forward of approximately $7.65 million and $5.3 million as at December 31, 1998 and 1997 respectively, for which no benefit has been recorded in the financial statements. These tax loss carry-forwards expire in the year 2013 and 2012 respectively.

16. STATUTORY FINANCIAL DATA

     Under The Insurance Act 1978, amendments thereto and related regulations, CGA is required to file an annual Statutory Financial Return and Statutory Financial Statements to maintain certain measures of solvency and liquidity during the period. The statutory capital and surplus at December 31, 1998 and 1997 were $114,681,031 and $127,041,276, respectively. Statutory net loss for the year ended December 31, 1998 was $11,264,214 and for the nine months ended December 31, 1997 statutory net income was $3,152,533. The principal differences between capital and surplus and statutory net income and shareholders' equity and income as reported in conformity with GAAP

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

relates to deferred acquisition costs and prepaid expenses of the Company. There were no statutory restrictions on payment of dividends from the retained earnings of the Company as the required level of solvency was met by the common stock in issue.

17. RECENT ACCOUNTING PRONOUNCEMENTS

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

18. SUBSEQUENT EVENTS

     On January 27, 1999 the Company held a Special General Meeting for all shareholders, which was both preceded and followed by meetings of its Board of Directors. The purpose of the meetings was primarily to approve and authorize the seeking of additional capital from existing shareholders and from one or more third party investors.

     During the meetings the following resolutions were among those approved:

     o That the authorized share capital of the Company be increased from $412,000 to $3,412,000 by the creation of an additional 300,000,000 shares of a par value of $0.01.

     o That the Company create a new series of Preference Shares being Series C Convertible Cumulative Voting Preference Shares (the "Series C Preferred Stock") and offer up to $63 million of such stock to the existing holders of the Company's Common Stock and Series B Preferred Stock (the "Rights Offering").

     o Concurrent with the closing of the Rights Offering all outstanding shares of Series B Preferred Stock, including accrued dividends thereon, shall be converted into shares of Common Stock based on a value of $3 per share of Common Stock.

     o That the Company amend the terms of the Series B Preferred Stock such that the dividend rate applicable to the Shares of Series B Preferred Stock which may be issued in the future upon exercise of the Unit Investors Capital Commitments or otherwise will not be greater than 7% per annum, that any such Series B Preferred Stock shall rank junior to the Series C Preferred Stock in all respects, and that any such Series B Preferred Stock shall not be entitled to voting rights.

     o That the number of Directors of the Company be increased from 13 to 15 by the creation of two new vacancies and that the said two vacancies be filled by nominees elected by the holders of the new Series C Preferred Stock of the Company.

     The Company has received irrevocable commitments from certain of its existing investors to purchase approximately $50.7 million of Series C Preferred Stock. Such amount is comprised of approximately 31.8 million shares priced at $1.50 per share and 12 million shares priced at $0.25 per share. The Rights Offering is scheduled to close upon the receipt of the funds on March 31, 1999.

     The Company also obtained agreements from the Series A Preferred Shareholders to amend the terms of the Series A Preferred Stock so that the early redemption premium referred to in the mezzanine equity footnote above is eliminated.

                                 CGA GROUP, LTD.

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1997
                           (EXPRESSED IN U.S. DOLLARS)

     The amount of new Common Stock to be issued in connection with the conversion of the Series B Preferred Stock is projected to be approximately 18.9 million shares which will bring the amount of total Common Stock outstanding to approximately 28 million shares.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                           1st Qtr       2nd Qtr       3rd Qtr        4th Qtr          Total
                                          ---------     ---------      ---------      ---------    ----------

Net premiums written ..................  $1,949,993    $1,607,759     $2,882,474     $3,356,610   $ 9,796,836
Net premiums earned ...................   1,071,135     1,649,341      3,027,536      3,498,277     9,246,289
Net investment income and net
 realized gains .......................   1,646,061     3,119,215      1,985,828      4,591,150    11,342,254
Management fees .......................     189,056       492,939      1,472,589      1,198,915     3,353,499
                                          ---------     ---------      ---------      ---------    ----------
  Total Revenues ......................   2,906,252     5,261,495      6,485,953      9,288,342    23,942,042
                                          =========     =========      =========      =========    ==========
Operating Expenses ....................   3,063,863     4,366,129      4,043,755      2,549,619    14,023,366
Acquisition costs .....................      53,245        92,342        129,944        157,686       433,217
Commitment fees and excess of
 loss facility ........................     197,945       199,589        201,233        201,233       800,000
Losses and loss adjustment
 expenses, net ........................     195,000       405,000        700,000     21,445,000    22,745,000
                                          ---------     ---------      ---------      ---------    ----------
  Total Expenses ......................   3,510,053     5,063,060      5,074,932     24,353,538    38,001,583
                                          =========     =========      =========      =========    ==========
Net income (loss) .....................    (603,801)      198,435     (2,517,216)   (15,065,197)  (17,987,779)
Net income (loss) available to
 shareholders .........................  (5,683,130)   (4,909,349)    (7,991,082)   (20,312,665)  (38,896,226)
Basic and fully diluted earnings
 (loss) per share .....................      ($0.62)       ($0.54)        ($0.88)        ($2.23)       ($4.27)


                                INDEX TO EXHIBITS

EXHIBIT NUMBER          DESCRIPTION

 3.1 Memorandum of Association and Certificate of Incorporation of CGA Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (No. 333-7944) of the Company (the "Registration Statement ")

 3.2 Bye-laws of CGA Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Registration Statement

 3.3 Appendices to Bye-laws of CGA Group, Ltd., incorporated herein by reference to Exhibit 3.3 to the Registration Statement

 4.1 CGA Group, Ltd. Shareholders Agreement, incorporated herein by reference to Exhibit 4.1 to the Registration Statement

 4.2                    Amendment No. 1 to CGA Group, Ltd. Shareholders
                        Agreement

10.1 Series A Subscription Agreement dated as of June 9, 1997, by and among CGA Group, Ltd. and the holders of the Series A Preferred Stock, incorporated herein by reference to Exhibit 10.1 to the Registration Statement

10.2 Common Stock Warrant Acquisition Agreement, dated as of June 9, 1997, by and among CGA Group, Ltd. and the holders of the Series A Preferred Stock, incorporated herein by reference to Exhibit 10.2 to the Registration Statement

10.3 Investment Units Subscription Agreement dated as of June 4, 1997, by and among CGA Group, Ltd. and the holders of the Investment Units, incorporated herein by reference to Exhibit 10.3 to the Registration Statement

10.4 Right of First Refusal Agreement dated as of June 17, 1997, by and between CGA Group, Ltd. and Capital Reinsurance Company, incorporated herein by reference to
                        Exhibit 10.4 to the Registration Statement

10.5 Discretionary Investment Advisory Agreement, dated as of December 18, 1996 between Alliance Capital Management, L.P. and Commercial Guaranty Assurance, Ltd., incorporated herein by reference to Exhibit 10.5 to the Registration Statement

10.6 Investment Management Agreement dated as of December 27, 1996, between J.P. Morgan Investment Management Inc. and Commercial Guaranty Assurance, Ltd., incorporated herein by reference to Exhibit 10.6 to the Registration Statement

10.7 Letter Agreement, dated June 17, 1997 between CGA Group, Ltd. and DCR (and Attachments), incorporated herein by reference to Exhibit 10.7 to the Registration Statement

10.8 Employee Warrant Agreement, incorporated herein by reference to Exhibit 10.8 to the Registration Statement

10.9 CGA Group, Ltd. Employee Stock Warrant Plan, incorporated herein by reference to Exhibit 10.9 to the Registration Statement

10.10 CGA Group, Ltd. Sponsoring Investors and Founders Stock Warrant Plan, incorporated herein by reference to
                        Exhibit 10.10 to the Registration Statement

10.11 Excess of Loss Agreement, dated as of June 12, 1997, by and between CGA Group, Ltd. and KRE Reinsurance Ltd., incorporated herein by reference to Exhibit 10.11 to the Registration Statement

10.12 Employment Agreement, as of January 1, 1997, by and between CGA Group, Ltd. and Richard A. Price, incorporated herein by reference to Exhibit 10.12 to the Registration Statement

10.13 Employment Agreement, as of January 1, 1997, by and between CGA Group, Ltd. and Jean-Michel Wasterlain, incorporated herein by reference to Exhibit 10.20 to the Registration Statement

10.14 Employment Agreement, as of June 30, 1997, by and between Commercial Guaranty Assurance, Ltd. and Michael
                        M. Miran, incorporated herein by reference to Exhibit
                        10.18 to the Registration Statement

10.15 Employment Agreement, as of January 1, 1997, by and between CGA Investment Management, Inc. and Kem H. Blacker, incorporated herein by reference to Exhibit
                        10.16 to the Registration Statement

10.16 Employment Agreement, as of August 1, 1997, by and between CGA Investment Management, Inc. and Landon D. Parsons

10.17 CGA Group, Ltd. Founders' Common Stock Subscription Agreement, dated as of June 12, 1997, among CGA Group, Ltd., CGA Funding, L.P., and certain Founders of CGA Group, Ltd., incorporated herein by reference to Exhibit
                        10.19 to the Registration Statement

21.1                    Subsidiaries of CGA Group, Ltd.

27.1                    Financial Data Schedule