Form 10-Q
period 1999-03-31
CGA GROUP LTD
filed 1999-05-14
CIK 1049632

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-7944

                                CGA GROUP, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         BERMUDA                                                 98-0173536
             (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION NO.)
                    CRAIG APPIN HOUSE
                     8 WESLEY STREET
                  HAMILTON HM11 BERMUDA                                        NOT APPLICABLE
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                                 (441) 296-3165
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
             (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                              YES [X]      NO [ ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                                   28,005,648
                             (AS OF MARCH 31, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CGA GROUP, LTD.

                            ------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                              PAGE
  Item 1. Financial Statements
     Consolidated Balance Sheets -- March 31, 1999 and
      December 31, 1998.....................................     1
     Consolidated Statements of Operations -- Three Months
      Ended March 31, 1999 and
       March 31, 1998.......................................     2
     Consolidated Statements of Mezzanine Equity -- Three
      Months Ended March 31, 1999 and the Year Ended
      December 31, 1998.....................................     3
     Consolidated Statements of Shareholders'
      Equity -- Three Months Ended March 31, 1999 and the
      Year Ended December 31, 1998..........................     4
     Consolidated Statements of Cash Flows -- Three Months
      Ended March 31, 1999 and the Year Ended December 31,
      1998..................................................     5
     Notes to Consolidated Financial Statements.............     6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................    16
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................    20

PART II -- OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.........  II-1
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................  II-1
  Item 6. Exhibits and Reports on Form 8-K..................  II-2
  Signatures................................................  II-3
  Index to Exhibits.........................................  II-4

ITEM 1.  FINANCIAL STATEMENTS.

                                CGA GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
  Fixed maturities available for sale, (at fair value)
     (Amortized cost: $101,493,092 and $99,560,861).........  $100,716,387    $100,488,537
  Other investments.........................................    30,000,000      30,000,000
  Cash and short-term investments...........................    53,083,244       2,598,140
  Premiums receivable.......................................     3,080,055       3,228,497
  Management fees receivable................................     1,064,638       1,093,411
  Accrued interest receivable...............................     2,850,376       3,679,763
  Deferred acquisition costs................................     3,562,274       3,202,557
  Prepaid reinsurance premiums..............................     1,273,640       1,286,782
  Reinsurance recoverable...................................    67,400,000      67,400,000
  Other assets..............................................     2,618,108       2,926,246
                                                              ------------    ------------
  Total assets..............................................  $265,648,722    $215,903,933
                                                              ============    ============
LIABILITIES
  Unearned premiums.........................................  $    786,685    $    821,124
  Provision for losses and loss adjustment expenses.........    90,500,000      90,200,000
  Reinsurance balances payable..............................       406,483         420,660
  Accrued costs and expenses................................     3,631,747       4,355,767
                                                              ------------    ------------
  Total liabilities.........................................    95,324,915      95,797,551
                                                              ------------    ------------
MEZZANINE EQUITY
  Preferred stock, $.01 par value, 72,000,000 shares
     authorized:
  Series A..................................................    78,199,216      75,291,100
  Series B..................................................            --      37,300,985
  Dividends accrued on Series B.............................            --      14,016,164
  Series C..................................................    49,793,795              --
                                                              ------------    ------------
  Total mezzanine equity....................................   127,993,011     126,608,249
                                                              ------------    ------------
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 268,000,000 shares
     authorized, 28,005,648 issued and outstanding..........       280,057          91,000
  Additional paid-in-capital................................    96,166,977      42,486,057
  Accumulated other comprehensive income....................      (776,705)        927,676
  Retained deficit..........................................   (53,339,533)    (50,006,600)
                                                              ------------    ------------
  Total shareholders' equity (deficit)......................    42,330,796      (6,501,867)
                                                              ------------    ------------
  Total liabilities and shareholders' equity................  $265,648,722    $215,903,933
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 1999    MARCH 31, 1998
                                                              --------------    --------------
REVENUES
  Gross premiums written....................................   $ 3,467,232       $ 1,949,993
  Ceded premiums............................................      (419,625)               --
                                                               -----------       -----------
  Net premiums written......................................     3,047,607         1,949,993
  Change in unearned premiums...............................        34,439          (878,858)
                                                               -----------       -----------
  Net premiums earned.......................................     3,082,046         1,071,135
  Net investment income.....................................     1,671,501         1,888,255
  Net realized gains (losses)...............................       151,566          (242,194)
  Management fees...........................................     1,145,259           189,056
                                                               -----------       -----------
  Total revenues............................................     6,050,372         2,906,252
                                                               -----------       -----------
EXPENSES
  Operating expenses........................................     3,276,277         3,063,863
  Acquisition costs.........................................       148,138            53,245
  Commitment fees...........................................       147,945           147,945
  Excess of loss facility...................................        50,000            50,000
  Losses and loss adjustment expenses.......................       300,000           195,000
                                                               -----------       -----------
  Total expenses............................................     3,922,360         3,510,053
                                                               -----------       -----------
NET INCOME (LOSS)...........................................     2,128,012          (603,801)
Other comprehensive income..................................    (1,704,381)          607,868
                                                               -----------       -----------
COMPREHENSIVE INCOME........................................   $   423,631       $     4,067
                                                               ===========       ===========
Net loss available to common shareholders...................   $(3,531,036)      $(5,683,130)
Basic and diluted loss per common share.....................   $     (0.38)      $     (0.62)
                                                               ===========       ===========
Weighted average shares outstanding.........................     9,310,063         9,100,000
                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                  CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED            YEAR ENDED
                                                              MARCH 31, 1999    DECEMBER 31, 1998
                                                              --------------    -----------------
MEZZANINE EQUITY
SERIES A PREFERRED STOCK
Balance -- beginning of period..............................   $     32,119       $     27,965
Pay-in-kind dividends paid..................................          1,104              4,154
                                                               ------------       ------------
Balance -- end of period....................................         33,223             32,119
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES A PREFERRED
Balance -- beginning of period..............................     75,258,981         65,504,534
Fair value of warrants......................................             --         (1,347,300)
Pay-in-kind dividends paid..................................      2,759,046         10,379,765
Accretion to redemption value...............................        114,283            514,273
Accretion on warrants.......................................         33,683            207,709
                                                               ------------       ------------
Balance -- end of period....................................     78,165,993         75,258,981
                                                               ------------       ------------
TOTAL SERIES A PREFERRED STOCK..............................   $ 78,199,216       $ 75,291,100
                                                               ============       ============
SERIES B PREFERRED STOCK
Balance -- beginning of period..............................   $     16,000       $     16,000
Pay-in-kind dividends paid..................................          6,687
Stock exchanged for common stock............................        (22,687)                --
                                                               ------------       ------------
Balance -- end of period....................................             --             16,000
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES B PREFERRED
Balance -- beginning of period..............................     37,284,985         37,059,371
Pay-in-kind dividends paid..................................     16,710,271                 --
Accretion to redemption value...............................         50,137            225,614
Unaccreted issuance costs...................................      2,648,879
Stock exchanged for common stock............................    (56,694,272)                --
                                                               ------------       ------------
Balance -- end of period....................................             --         37,284,985
                                                               ------------       ------------
TOTAL SERIES B PREFERRED STOCK..............................   $         --       $ 37,300,985
                                                               ============       ============
PAY-IN-KIND DIVIDENDS ACCRUED -- SERIES B
Balance -- beginning of period..............................   $ 14,016,164       $  4,439,231
Dividends accrued...........................................      2,700,795          9,576,933
Dividends paid..............................................    (16,716,959)                --
                                                               ------------       ------------
Balance -- end of period....................................   $         --       $ 14,016,164
                                                               ============       ============
SERIES C PREFERRED STOCK
Balance -- beginning of period..............................   $         --       $         --
Stock issued (43,997,863 shares)............................        439,979                 --
                                                               ------------       ------------
Balance -- end of period....................................        439,979                 --
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES C PREFERRED
Balance -- beginning of period..............................             --                 --
Stock issued................................................     50,556,816                 --
Issuance costs..............................................     (1,203,000)                --
                                                               ------------       ------------
Balance -- end of period....................................     49,353,816                 --
                                                               ------------       ------------
TOTAL SERIES C PREFERRED STOCK..............................   $ 49,793,795       $         --
                                                               ============       ============
TOTAL MEZZANINE EQUITY......................................   $127,993,011       $126,608,249
                                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED            YEAR ENDED
                                                              MARCH 31, 1999    DECEMBER 31, 1998
                                                              --------------    -----------------
SHAREHOLDERS' EQUITY
COMMON STOCK
Balance -- beginning of period..............................   $     91,000       $     91,000
Stock issued (18,905,648 shares)............................        189,057                 --
                                                               ------------       ------------
Balance -- end of period....................................        280,057             91,000
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- COMMON STOCK
Balance -- beginning of period..............................     42,486,057         42,086,353
Stock issued................................................     56,527,902                 --
Fair value of warrants......................................             --          1,347,300
Accretion of Series A Preferred Stock to redemption value...       (114,283)          (514,273)
Accretion of Series B Preferred Stock to redemption value...        (50,137)          (225,614)
Accretion on warrants.......................................        (33,683)          (207,709)
Unaccreted issuance costs (Series B)........................     (2,648,879)                --
                                                               ------------       ------------
Balance -- end of period....................................     96,166,977         42,486,057
                                                               ------------       ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................        927,676          1,638,092
Increase (decrease) during the period.......................     (1,704,381)          (710,416)
                                                               ------------       ------------
Balance -- end of period....................................       (776,705)           927,676
                                                               ------------       ------------
RETAINED EARNINGS (DEFICIT)
Balance -- beginning of period..............................    (50,006,600)       (12,057,969)
Net income (loss)...........................................      2,128,012        (17,987,779)
Series A pay-in-kind dividends paid.........................     (2,760,150)       (10,383,919)
Series B pay-in-kind dividends accrued......................     (2,700,795)        (9,576,933)
                                                               ------------       ------------
Balance -- end of period....................................    (53,339,533)       (50,006,600)
                                                               ------------       ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................   $ 42,330,796       $ (6,501,867)
                                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 1999    MARCH 31, 1998
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................   $  2,128,012      $   (603,801)
Adjustments to reconcile net income (loss) to net cash used
  in
  operating activities:
  Amortization of investments...............................         90,484         1,374,914
  Depreciation expense......................................        128,792            81,415
  Realized (gain) loss on sale of investments...............       (151,566)          242,194
  Realized loss on sale of fixed assets.....................             --            26,282
Changes in assets and liabilities:
  Premiums receivable.......................................        148,442          (578,451)
  Management fees receivable................................         28,773                --
  Accrued interest..........................................        829,387           973,774
  Deferred acquisition costs................................       (359,717)         (382,181)
  Prepaid reinsurance premiums..............................         13,142                --
  Other assets..............................................        229,646           239,276
  Organization costs........................................             --           245,812
  Unearned premiums.........................................        (34,439)          878,859
  Provision for losses and loss adjustment expenses.........        300,000           195,000
  Reinsurance balances payable..............................        (14,177)               --
  Deferred compensation payable.............................             --           224,449
  Accrued costs and expenses................................       (724,020)       (1,638,490)
                                                               ------------      ------------
Net cash provided by operating activities...................      2,612,759         1,279,052
                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired.................    (22,856,171)      (47,025,095)
Proceeds from sale of fixed maturity investments............     20,985,021        42,738,424
Purchases of fixed assets...................................        (50,300)         (420,771)
Note receivable.............................................             --           250,000
                                                               ------------      ------------
Net cash used in investing activites........................     (1,921,450)       (4,457,442)
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of Series C Preferred Stock............     50,996,795                --
Issuance costs of Series C Preferred Stock..................     (1,203,000)               --
                                                               ------------      ------------
Net cash provided by financing activities...................     49,793,795                --
                                                               ------------      ------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS...............................................     50,485,104        (3,178,390)
CASH AND SHORT-TERM INVESTMENTS -- BEGINNING OF PERIOD......      2,598,140         7,199,106
                                                               ------------      ------------
CASH AND SHORT-TERM INVESTMENTS -- END OF PERIOD............   $ 53,083,244      $  4,020,716
                                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                          (EXPRESSED IN U.S. DOLLARS)

1.  GENERAL

     The interim consolidated financial statements, which include the accounts of CGA Group, Ltd. (the "Company") and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company's 1998 Annual Report on Form 10-K.

     The Company is a holding company, which was incorporated in Bermuda on June 21, 1996. The Company has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. ("CGA") was incorporated in Bermuda on October 22, 1996. CGA is licensed as a class 3 insurer under the Insurance Act 1978 of Bermuda (the "Act") which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. CGA has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company ("DCR") and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. CGA issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. CGA Investment Management, Inc. ("CGAIM") was incorporated in Delaware, U.S.A. in July 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. CGAIM did not commence operations until after its acquisition by the Company. CGAIM is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGAIM provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. CGAIM and its employees are based in New York City, New York.

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

     As part of the Recapitalization, on June 17, 1997, the Company issued 2.6 million shares of Series A Cumulative Voting Preference Shares (the "Series A Preferred Stock"), par value $.01 per share, for a price of $25 per share. The shares of Series A Preferred Stock are entitled to a 13.75% quarterly compounding dividend paid in additional shares of Series A Preferred Stock. The holders of Series A Preferred Stock also received warrants, which are transferable separately from the Series A Preferred Stock, which represent the right to purchase on or prior to June 17, 2007 a total of 270,000 shares of Common Stock at an exercise price of $.01 per share. The warrants are valued at $4.99 per share and are accounted for as additional paid-in-capital to the Common Stock.

     As part of the Recapitalization, on June 17, 1997, the Company issued 1.6 million shares of Series B Cumulative Voting Preference Shares (the "Series B Preferred Stock"), par value $.01 per share, for a price of $25 per share. The shares of Series B Preferred Stock are entitled to a 20% quarterly compounding dividend

                                CGA GROUP, LTD.

paid in additional shares of Series B Preferred Stock. The shares of Series B Preferred Stock were sold to investors as part of Investment Units which also included commitments to purchase an additional $60 million of Series B Preferred Stock in the aggregate upon the occurrence of certain funding events, in order to maintain CGA's "Triple-A" rating from DCR. The Company pays a $600,000 annual fee to the holders of the Investment Units for their commitments. The Investment Units also included an aggregate of 7,827,957 shares of Common Stock out of a total of 9,100,000 million shares of Common Stock issued pursuant to the Recapitalization, at a price of $5 per share.

     The remaining 1,272,043 shares of Common Stock were sold to the sponsoring investors and certain members of management who also received 847,729 warrants, which each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share. The exercise price of these warrants is subject to reduction based on the sales price of additional Common Stock or equivalents. An additional 1,494,771 warrants have been authorized for issuance to certain employees, which each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share.

     On March 31, 1999, the Company sold 43,997,863 shares of Series C Convertible Cumulative Voting Preference Shares, par value $.01 per share (the "Series C Preferred Stock"), to existing shareholders for an aggregate sales price of $50,996,795. Concurrent with the sale of the Series C Preferred Stock, the outstanding 1,600,000 shares of Series B Preferred Stock and the 668,678 shares of Series B Preferred Stock declared as pay-in-kind dividends thereon, totaling 2,268,678 shares valued at $56,716,950, were exchanged for 18,905,648 shares of Common Stock based on an exchange price of $3 per share of Common Stock.

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

  b) Deferred acquisition costs

     Deferred acquisition costs are expenses that vary with and are primarily related to the production of business. These costs include compensation, underwriting, certain rating agency fees, legal and other expenses. Deferred acquisition costs are amortized on a straight-line basis over the estimated term of the related insured risks. The Company evaluates the recoverability of deferred acquisition costs whenever changes in circumstances warrant. If it is determined that an impairment exists, the excess of the unamortized balance over deferred acquisition costs will be charged to earnings.

                                CGA GROUP, LTD.

  c) Reinsurance

     In the ordinary course of business, CGA cedes exposures pursuant to various reinsurance contracts designed to limit CGA's losses from certain risks and to protect CGA's capital and surplus. The reinsurance of risk does not relieve CGA of its original liability to its policyholders. In the event that a reinsurer was unable to meet its obligations under the existing reinsurance contracts, CGA would be liable for such defaulted amounts.

     Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

  d) Provision for losses and loss adjustment expenses

     A case basis reserve for unpaid losses and loss adjustment expenses may be recorded at the present value of the estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. A general reserve is calculated by applying a loss factor to the total net par amount outstanding of CGA's insured obligations over the expected term of such insured obligations.

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

     The provision for losses is reflected on the balance sheet gross of any losses recoverable from reinsurers.

  e) Investments

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in debt securities are designated as available-for-sale and are recorded at fair value, being quoted market value. Any resulting unrealized gains or losses are reflected as a separate component of shareholder's equity as accumulated other comprehensive income and as a separate component of the statement of operations as other comprehensive income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at cost, which approximates fair value. Other investments are carried at cost, which approximates fair value.

     Bond discounts and premiums are accreted or amortized on the effective interest method over the term of the related securities. Realized gains or losses on sale of investments are determined on the basis of specific identification. Net investment income is recognized when earned and includes interest and amortization of market premiums and discounts, and is net of investment management and custody fees.

  f) Statement of cash flows

     For purposes of the statements of cash flows, short-term deposits are composed of deposits with original maturities which are less than three months.

  g) Loss per common share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per share." This statement requires the Company to report basic earnings per share and diluted earnings per share. Loss per common share is calculated using the loss for the period adjusted for preference dividends, accretion of preference stock to redemption value, and accretion

                                CGA GROUP, LTD.

on warrants, divided by the weighted average number of common shares outstanding and, if dilutive, shares issuable under outstanding warrants. The Company adopted SFAS 128 in 1998.

  h) Comprehensive Income

     The FASB issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components. Comprehensive income for the Company is comprised solely of changes in unrealized appreciation or depreciation on marketable investments. The Company adopted SFAS 130 in 1998.

  i) Start-up activities

     The Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. This statement requires the Company to expense organization costs as incurred. On July 1, 1998, the Company expensed the remaining unamortized organization costs, which is reflected in the financial statements as a change in accounting principle.

3.  OTHER INVESTMENTS

     Other investments are comprised of a $25 million note from St. George Holdings, Ltd., a Cayman Islands company which is the parent company of certain clients of CGAIM ("SG Holdings"), and a $5 million note from Cobalt Holdings LLC, a Delaware limited liability corporation ("Cobalt Holdings") which is also the parent company of certain clients of CGAIM. The notes are carried at their original cost which approximates fair value. The notes bear interest of 3 month LIBOR plus 1% per annum payable quarterly. The Cobalt note matures in July, 2013 and may be prepaid without penalty. On April 16, 1999, SG Holdings repaid the $25 million note in full.

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                              MARCH 31     DECEMBER 31,
                                                                1999           1998
                                                             ----------    ------------
Other Assets
  Other prepaid expenses...................................  $  229,831     $  222,752
  Prepaid commitment fees..................................     128,219        276,164
  Fixed assets, net of depreciation........................   1,525,108      1,603,600
  Deposits.................................................     329,200        280,000
  Accounts receivable......................................     328,357        368,730
  Other....................................................      77,393        175,000
                                                             ----------     ----------
Total Other Assets.........................................  $2,618,108     $2,926,246
                                                             ==========     ==========

5.  LOSSES AND LOSS EXPENSES

     The provision for losses and loss adjustment expenses ("LAE") is established in an amount equal to CGA's estimate of unidentified or case basis reserves and unallocated losses including costs of settlement, on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and LAE. The general provision for losses and LAE is calculated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net par amount outstanding of the insured obligations.

                                CGA GROUP, LTD.

     In October, 1998 the credit ratings on asset-backed securities originated and serviced by Commercial Financial Services Inc. ("CFS"), a credit-card debt collection company, were withdrawn by the three credit rating companies that rate the most recently issued CFS securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at CFS. The rating agencies, investors and insurers have commenced an investigation into the allegations. Clients of CGAIM own approximately $153.5 million par of the CFS securities, and CGA has insured the credit facilities used to finance their purchase. In addition, CGA has exposure of approximately $45.5 million par to CFS securities through a financial guaranty policy issued to a client of CGA that purchased the securities for its own account. In summary, CGA has exposure to a total of $199 million par of CFS issued securities, of which $152 million par has been reinsured, leaving a net exposure of approximately $47 million par at March 31, 1999. CGA estimates the loss on its net exposure of the CFS securities to be $20.8 million, for which a case basis reserve was established for the year ended December 31, 1998. The provision for losses is reflected on the balance sheet gross of reinsurance recoverable of $67.4 million.

6.  REINSURANCE

     In the ordinary course of business, CGA cedes exposures pursuant to various reinsurance contracts primarily designed to minimize CGA's losses from large risks and to protect CGA's capital and surplus. The reinsurance of risk does not relieve CGA of its original liability to its policyholders. In the event that all or any of the reinsurers are unable to meet their obligations to CGA under the existing reinsurance agreements, CGA would be liable for such defaulted amounts. CGA also has a $20 million excess of loss reinsurance facility. As of March 31, 1999 prepaid reinsurance of approximately $1.3 million was associated with a single reinsurer.

     As stated above, CGA has reinsured a portion of its exposure to asset-backed securities originated and serviced by CFS. Approximately $152 million par of this total exposure of $199 million is reinsured leaving a net exposure of approximately $47 million par. CGA has reinsurance recoverable of $67.4 million relating to the CFS securities as of March 31, 1999.

     In October, 1998, CGA provided credit support on approximately $382 million of securities within two insured portfolios, which was further supported by a "Triple-A" rated reinsurer, using documentation that would permit the insured to proceed directly against the reinsurer. The effect of the described credit support arrangements was to substantially increase the market value of the subject securities. CGA received a premium of $38.95 million from its clients in connection with these credit support arrangements, and ceded $38.7 million to the aforementioned reinsurer. The reinsurer is a shareholder of the Company who has contracted with two other shareholders of the Company to participate in the above-described credit arrangements. On April 14, 1999, these credit support arrangements were cancelled and approximately $29.5 million of premium was refunded to the clients.

                                CGA GROUP, LTD.

7.  MEZZANINE EQUITY

                                                               1999           1998
                                                            -----------    -----------
Series A: 3,322,297 and 3,211,890 shares issued and
  outstanding.............................................  $    33,223    $    32,119
Additional paid in capital................................   78,165,993     75,258,981
                                                            -----------    -----------
Total series A preferred stock............................  $78,199,216    $75,291,100
                                                            ===========    ===========
Series B: nil and 1,600,000 shares issued and
  outstanding.............................................  $        --    $    16,000
Additional paid in capital................................           --     37,284,985
                                                            -----------    -----------
Total series B preferred stock............................  $        --    $37,300,985
                                                            ===========    ===========
Series C: 43,997,863 and nil shares issued and
  outstanding.............................................  $   439,979    $        --
Additional paid in capital................................   49,353,816             --
                                                            -----------    -----------
Total series C preferred stock............................  $49,793,795    $        --
                                                            ===========    ===========

     The Company's Series A Preferred Stock is subject to mandatory redemption including all accrued and unpaid dividends thereon, on June 17, 2007. The Series A Preferred Stock is also redeemable at the election of the Company at any time.

     The dividends on the Series A Preferred Stock are declared quarterly by the Board of Directors and paid in additional shares of Series A Preferred Stock.

     The Series A Preferred Stock and the Series B Preferred Stock were each recorded at fair value. The difference between fair value and the redemption value (excluding pay-in-kind dividends) is being accreted over the mandatory redemption period by a charge to retained deficit.

     The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are voting securities, and are entitled to 7 votes per share, 5 votes per share and 1 vote per share, respectively, on all matters presented to security holders of the Company for their approval. The Series A Preferred Stock ranks senior in liquidation preference to all other classes of capital stock of the Company, followed by the Series C Preferred Stock, the Series B Preferred Stock and the Common Stock of the Company, respectively.

     On March 31, 1999, all issued and outstanding shares of Series B Preferred Stock were converted into shares of Common Stock, at a conversion ratio of
11.816 shares of Common Stock per share of Series B Preferred Stock. The conversion ratio was based on an assumed value of $3.00 per share of Common Stock. As a result of the conversion, 18,905,648 new shares of Common Stock were issued. No shares of Series B Preferred Stock are currently issued and outstanding.

     The shares of Series C Preferred Stock may be converted into shares of Common Stock on a one-for-one basis at the holder's option at any time, are mandatorily convertible into shares of Common Stock upon the occurrence of certain events at the conversion rate specified in the Company's Bye-laws, and are subject to redemption by the Company for cash upon the occurrence of certain events at the redemption rate specified in the Company's Bye-laws.

8.  COMMON STOCK

     The number of shares of Common Stock outstanding as of March 31, 1999 and the year ended December 31, 1998 were as follows:

                                                                 1999         1998
                                                              ----------    ---------
Issued and outstanding......................................  28,005,653    9,100,000
Weighted average number of shares...........................   9,310,063    9,100,000

                                CGA GROUP, LTD.

     The Common Stock of the Company carries 2 votes per share on all matters presented to security holders of the Company for their approval.

9.  LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the periods ended March 31, 1999 and 1998.

                                                     THREE MONTHS          THREE MONTHS
                                                        ENDED                 ENDED
                                                    MARCH 31, 1999        MARCH 31, 1998
                                                  ------------------    ------------------
Basic loss per share ("EPS")
Numerator:
  Net income (loss).............................     $ 2,128,012           $  (603,801)
  Series A -- Pay-in-kind dividends paid........      (2,760,150)           (2,403,154)
  Series A -- Pay-in-kind dividends accrued.....              --              (100,924)
  Series A -- Accretion to redemption value.....        (114,283)             (171,424)
  Series A -- Accretion on warrants.............         (33,683)             (106,661)
  Series B -- Pay-in-kind dividends accrued.....      (2,700,795)           (2,221,962)
  Series B -- Accretion to redemption value.....         (50,137)              (75,204)
                                                     -----------           -----------
Net Loss Available to Common Shareholders.......      (3,531,036)           (5,683,130)
                                                     -----------           -----------
Denominator:
Weighted Average Shares Outstanding.............       9,310,063             9,100,000
Basic EPS.......................................     $     (0.38)          $     (0.62)
                                                     ===========           ===========
Diluted Loss Per Share
Numerator.......................................      (3,531,036)          $(5,683,130)
                                                     -----------           -----------
Denominator.....................................       9,310,063             9,100,000
                                                     -----------           -----------
Diluted EPS.....................................     $     (0.38)          $     (0.62)
                                                     ===========           ===========

     The Company has outstanding warrants which were not included in the computation of the diluted loss per share, as the effect of these warrants is antidilutive for the periods presented above.

     On June 17, 1997, the Company issued warrants to purchase 270,000 shares of Common Stock in connection with the issuance of 2.6 million shares of Series A Preferred Stock. All of the warrants are outstanding as of March 31, 1999. These warrants are excercisable at any time on or prior to June 17, 2007 at an exercise price of $.01 per share of Common Stock evidenced thereby.

     The Company also issued 847,729 warrants to certain investors and members of management in connection with the issuance of 1.6 million Investment Units. Each such warrant represents the right to purchase one share of Common Stock on or prior to June 17, 2007. The warrants have a new exercise price of $2.12 per share (originally $5 per share) and were outstanding at March 31, 1999. In addition, the Company has authorized 1,494,771 warrants for issuance to certain employees. These warrants each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share. The employee warrants will vest ratably over a four-year period and expire if not exercised within thirty days of the employee's termination of employment. As of March 31, 1999, there were 1,315,984 warrants outstanding, of which 328,996 warrants were exercisable. As of December 31, 1998 there were 1,348,129 warrants outstanding of which 337,032 warrants were exercisable.

                                CGA GROUP, LTD.

10.  INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at March 31, 1999 and December 31, 1998 by asset type:

                                                                 1999          1998
                                                              ----------    ----------
                                                              (IN 000'S)    (IN 000'S)
REIT Debt...................................................  $  376,073    $  381,777
Consumer asset-backed securities............................     454,646       456,521
Corporate asset-backed securities...........................     303,208       270,612
Commercial mortgage-backed securities.......................     215,501       185,754
Sovereign debt..............................................     120,000       120,000
Corporate debt..............................................      75,000        75,000
REIT preferred stock........................................      70,000        70,000
                                                              ----------    ----------
Total.......................................................  $1,614,428    $1,559,664
                                                              ==========    ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at March 31, 1999 and December 31, 1998:

                                                              1999    1998
                                                              ----    ----
"AAA".......................................................    5%      4%
"AA"........................................................    3%      3%
"A".........................................................   14%     12%
"BBB".......................................................   67%     67%
"BB"........................................................    8%     11%
Not rated...................................................    3%      3%
Total.......................................................  100%    100%

11.  SEGMENT REPORTING

     The Company has two reportable segments: CGA and CGAIM (see description of each segment in Note 1). The Company's management has identified the operating segments on the basis that they are separate legal entities and that each entity carries on a different type of business. CGA provides financial guaranty insurance and CGAIM provides investment management services. The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies.

                                CGA GROUP, LTD.

     The table below presents financial information for each of the operating segments

     As of and for the three months ended March 31, 1999

                                           CGA           CGAIM        OTHER(A)         TOTAL
                                       ------------    ----------    -----------    ------------
REVENUES
Net premiums earned..................  $  3,082,046    $       --    $        --    $  3,082,046
Net investment income................     1,651,857        16,972          2,672       1,671,501
Net realized gains...................       151,566            --             --         151,566
Management fees......................            --     1,145,259             --       1,145,259
Intersegment revenue.................            --        59,827             --          59,827
TOTAL REVENUES.......................                                                  6,110,199

EXPENSE ITEMS
Operating expenses...................       363,383     2,627,079        345,642       3,336,104
Acquisition costs....................       148,138            --             --         148,138
Commitment fees......................       147,945            --             --         147,945
Excess of loss facility..............        50,000            --             --          50,000
Losses and loss adjustment
  expenses...........................       300,000            --             --         300,000
TOTAL EXPENSES.......................                                                  3,982,187

ASSETS
Total assets.........................   244,118,686     3,644,229     31,307,904     279,070,819

---------------
(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

     As of and for the three months ended March 31, 1998

                                           CGA           CGAIM          OTHER          TOTAL
                                       ------------    ----------    -----------    ------------
REVENUES
Net premiums earned..................  $  1,071,135    $       --    $        --    $  1,071,135
Net investment income................     1,840,037         6,103         42,115       1,888,255
Net realized gains...................      (242,194)           --             --        (242,194)
Management fees......................            --       189,056             --         189,056
TOTAL REVENUES.......................                                                  2,906,252
EXPENSE ITEMS
Operating expenses...................       199,568     2,384,063        480,232       3,063,863
Acquisition Costs....................        53,245            --             --          53,245
Commitment Fees......................       147,945            --             --         147,945
Excess of loss facility..............        50,000            --             --          50,000
Losses and loss adjustment
  expenses...........................       195,000            --             --         195,000
TOTAL EXPENSES.......................                                                  3,510,053
ASSETS
Total Assets.........................   134,936,068     2,403,308     11,145,695     148,485,071

                                CGA GROUP, LTD.

     The following are reconciliations of reportable segment revenues, expenses and assets to the Company's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.

                                                           THREE MONTHS      THREE MONTHS
                                                              ENDED             ENDED
                                                          MARCH 31, 1999    MARCH 31, 1998
                                                          --------------    --------------
REVENUES
Total revenues for reportable segments..................   $  6,110,199      $  2,906,252
Elimination of intersegment revenues....................       (59,827)                --
                                                           ------------      ------------
Total consolidated revenues.............................   $  6,050,372      $  2,906,252
                                                           ============      ============
EXPENSES
Total expenses for reportable segments..................   $  3,982,187      $  3,510,053
Elimination of intersegment operating expenses..........       (59,827)                --
                                                           ------------      ------------
Total consolidated expenses.............................   $  3,922,360      $  3,510,053
                                                           ============      ============
ASSETS
Total assets for reportable segments....................   $279,070,819      $148,485,071
Intercompany loans......................................   (10,500,000)       (6,100,000)
Other intercompany balances.............................    (2,922,097)                --
                                                           ------------      ------------
Total consolidated assets...............................   $265,648,722      $142,385,071
                                                           ============      ============

12.  TAXATION

     The Company and CGA, which are domiciled in Bermuda, have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act, 1966, as amended, of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March 28, 2016. Since the Company and CGA are not engaged in a trade or business in the U.S. there should be no U.S. income taxes due, however, CGA does file protective U.S. income tax returns. CGAIM is subject to U.S. taxation at regular corporate tax rates, but has tax losses carried forward of approximately $7.65 million and $5.3 million as at December 31, 1998 and 1997, respectively, for which no benefit has been recorded in the financial statements. These tax loss carry-forwards expire in 2013 and 2012, respectively.

13.  SUBSEQUENT EVENTS

     On April 14, 1999, the credit support arrangements referred to in footnote 6 were terminated in their entirety. In connection with such termination, two subsidiaries of SG Holdings received a refund of premium totaling approximately $29.5 million. On April 16, 1999 a portion of these funds were used to repay the $25 million note to CGA referred to in footnote 3. Also on April 16, 1999 the $5 million note payable by Cobalt to CGA was assigned by CGA to the Company. The effect of these transactions was to increase claims paying resources at CGA by $30 million.

     On April 26, 1999 the Company sold 973,483 shares of Series C Preferred Stock to employees of the Company and its subsidiaries. The shares were sold for $1.20 each, for a total of $1.2 million. The shares were 90% financed by the Company at 7% per annum with equal principal installments due annually over a three-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and the related notes thereto included elsewhere in this report.

GENERAL

     CGA Group, Ltd. (the "Company"), a holding company, was incorporated in Bermuda on June 21, 1996. The Company has two wholly-owned subsidiaries. Commercial Guaranty Assurance, Ltd. ("CGA"), was incorporated in Bermuda on October 22, 1996. CGA is licensed as a class 3 insurer under the Insurance Act 1978 of Bermuda (the "Act") which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. CGA has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company ("DCR") and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. CGA issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. CGA Investment Management, Inc. ("CGAIM") was incorporated in Delaware, U.S.A. in July 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. CGAIM did not commence operations until after its acquisition by the Company. CGAIM is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGAIM provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. The Company and its subsidiaries were inactive until June 17, 1997, on which date the Company's private placement offering was completed and the Company was recapitalized with (i) two classes of preferred stock totaling $105 million, (ii) common stock totaling $45.5 million and (iii) commitments to purchase $60 million of additional preferred stock upon the occurrence of certain events.

RESULTS OF OPERATIONS

     Total revenues for the quarter ended March 31, 1999 were $6.1 million, of which $3.1 million was from financial guaranty insurance premiums, $1.1 million was from investment management and advisory fees, $1.7 million was from investment income and $0.2 million was from net realized gains on the sale of investments. Total revenues for the quarter ended March 31, 1998 were $2.9 million, of which $1.1 million was from financial guaranty insurance premiums, $0.2 million was from investment management and advisory fees, $1.8 million was from investment income minus $0.2 million from net realized losses on the sale of investments.

     Net premiums earned were derived from $3.5 million of gross premiums written, of which $0.4 million were ceded under reinsurance agreements.

     The amount of CGA's insured portfolio was $1.6 billion net par as of March 31, 1999. The weighted average term of the insured securities at March 31, 1999 is approximately 11 years. The following table shows the net par insured obligations at March 31, 1999 and December 31, 1998 by asset type:

                                                                 1999          1998
                                                              ----------    ----------
                                                              (IN 000'S)    (IN 000'S)
Real estate investment trust debt...........................  $  376,073    $  381,777
Consumer asset-backed securities............................     454,646       456,521
Corporate asset-backed securities...........................     303,208       270,612
Commercial mortgage-backed securities.......................     215,501       185,754
Sovereign debt..............................................     120,000       120,000
Corporate debt..............................................      75,000        75,000
REIT Preferred stock........................................      70,000        70,000
                                                              ----------    ----------
Total.......................................................  $1,614,428    $1,559,664
                                                              ==========    ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at March 31, 1999 and December 31, 1998:

                                                              1999    1998
                                                              ----    ----
"AAA".......................................................    5%      4%
"AA"........................................................    3%      3%
"A".........................................................   14%     12%
"BBB".......................................................   67%     67%
"BB"........................................................    8%     11%
Not rated...................................................    3%      3%
                                                              ---     ---
Total.......................................................  100%    100%
                                                              ===     ===

     The portfolio currently includes one problem credit consisting of four charged-off credit card receivable transactions. These transactions comprise three percent of CGA's net par insured portfolio as of March 31, 1999. CGA has established a case basis reserve for this exposure which is more fully described below.

     During the first quarter of 1999 the par value of CGAIM's assets under management increased from $1.8 billion to $1.9 billion. CGAIM generally earns a management fee of .25% per annum on the average market value of the assets under its management.

     Net investment income is presented after deducting the cost of external investment management fees which totaled $20,000 for the quarter ended March 31, 1999 and $100,795 for the quarter ended March 31, 1998. Unrealized losses on the investment portfolio as of March 31, 1999 were $0.8 million. The average yield on the investment portfolio was 5.6% as of March 31, 1999.

     Operating expenses for the quarter ended March 31, 1999 were $3.3 million compared to $3.1 million for the quarter ended March 31, 1998. These costs are primarily personnel, legal, and administrative.

     In October, 1998, the credit ratings on asset-backed securities issued by various trusts established and serviced by Commercial Financial Services Inc. ("CFS"), a credit-card debt collection company, were withdrawn by the three credit rating companies that rate the securities issued by such trusts (the "CFS Securities"). The withdrawal of said ratings was in response to allegations of accounting and other irregularities at CFS. The rating agencies, investors and insurers, as well as the United States Securities and Exchange Commission have commenced an investigation into these allegations. Clients of CGA own approximately $199 million par amount of CFS Securities, which exposure has been guaranteed by CGA. CGA has reinsured approximately $152 million par amount of this exposure, leaving CGA with a net exposure of approximately $47 million par amount as of March 31, 1999. In 1998, CGA recorded a case basis reserve in respect of the CFS Securities in the amount of $20.8 million. This amount represents Management's best estimate of potential losses in respect of the CFS Securities at this time.

SUMMARY OF OPERATING SEGMENTS

     The Company has two reportable segments, CGA and CGAIM. CGA issues financial guaranty insurance policies and CGAIM provides investment management and advisory services. The tables below present selected financial information for each of the operating segments:

     As of and for the three months ended March 31, 1999:

                                   CGA           CGAIM        OTHER(A)         TOTAL
                               ------------    ----------    -----------    ------------
REVENUES
Net premiums earned..........  $  3,082,046    $       --    $        --    $  3,082,046
Net investment income........     1,651,857        16,972          2,672       1,671,501
Net realized gains...........       151,566            --             --         151,566
Management fees..............            --     1,145,259             --       1,145,259
Intersegment revenue.........            --        59,827             --          59,827
TOTAL REVENUES...............                                                  6,110,199
EXPENSE ITEMS
Operating expenses...........       363,383     2,627,079        345,642       3,336,104
Acquisition costs............       148,138            --             --         148,138
Commitment fees..............       147,945            --             --         147,945
Excess of loss facility......        50,000            --             --          50,000
Losses and loss adjustment
  expenses...................       300,000            --             --         300,000
TOTAL EXPENSES...............                                                  3,982,187
ASSETS
Total assets.................   244,118,686     3,644,229     31,307,904     279,070,819

---------------
(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

     As of and for the three months ended March 31, 1998:

                                           CGA           CGAIM          OTHER          TOTAL
                                       ------------    ----------    -----------    ------------
REVENUES
Net premiums earned..................  $  1,071,135    $       --    $        --    $  1,071,135
Net investment income................     1,840,037         6,103         42,115       1,888,255
Net realized gains...................      (242,194)           --             --        (242,194)
Management fees......................            --       189,056             --         189,056
TOTAL REVENUES.......................                                                  2,906,252
EXPENSE ITEMS
Operating expenses...................       199,568     2,384,063        480,232       3,063,863
Acquisition Costs....................        53,245            --             --          53,245
Commitment Fees......................       147,945            --             --         147,945
Excess of loss facility..............        50,000            --             --          50,000
Losses and loss adjustment
  expenses...........................       195,000            --             --         195,000
TOTAL EXPENSES.......................                                                  3,510,053
ASSETS
Total Assets.........................   134,936,068     2,403,308     11,145,695     148,485,071

LIQUIDITY AND CAPITAL RESOURCES

     The Company initially capitalized CGA with $125 million. On March 31, 1999, the Company contributed an additional $27.2 million to CGA using proceeds from the sale of Series C Preferred Stock.

Alliance Capital Management Corporation manages CGA's entire investment portfolio. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher and are denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. CGAIM was initially capitalized with $3 million. It has required funding from the Company since its commencement of operations totaling $11 million to cover its operations. It is expected to require additional funding in 1999 and 2000 while it continues to build its assets under management to generate sufficient fee income to cover its operations. On a consolidated basis, the Company generated $2.6 million of cash from operating activities during the quarter ended March 31, 1999, compared to $1.3 million for the quarter ended March 31, 1998. This doubling of cash flow from operations is the result of the Company's rapid growth during this period.

     The Company used $1.9 million of net cash in investing activities during the quarter ended March 31, 1999, compared to $4.5 million in the first quarter of 1998. Cash flows from financing activities in the quarter ended March 31, 1999 result from the net proceeds of the Company's issuance of 43,997,863 shares of Series C Preferred Stock, which raised net proceeds of $49.8 million.

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

     CGA monitors its exposure on a routine basis and stays in close contact with DCR to ensure that its "Triple-A" rating is maintained. CGA has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. The Company also has commitments which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of Series B Preferred Stock. Should those commitments be called upon, the proceeds would likely be used to increase the capital of CGA. The commitments must be funded in the event that DCR notifies the Company at least 45 days prior to June 17, 2002 that CGA's rating will otherwise be downgraded below a "Triple-A" rating.

SUBSEQUENT EVENTS

     On April 14, 1999, the credit support arrangements referred to in footnote 6 were terminated in their entirety. In connection with such termination, two subsidiaries of SG Holdings received a refund of premium totaling approximately $29.5 million. On April 16, 1999, a portion of these funds were used to repay the $25 million note to CGA referred to in footnote 3. Also on April 16, 1999, the $5 million note payable by Cobalt to CGA was assigned by CGA to the Company. The effect of these transactions was to increase claims paying resources at CGA by $30 million.

     On April 26, 1999 the Company sold 973,483 shares of Series C Preferred Stock to employees of the Company and its subsidiaries. The shares were sold for $1.20 each, for a total of $1.2 million. The shares were 90% financed by the Company at 7% per annum with equal principal installments due annually over a three-year period.

YEAR 2000

     The Company's primary uses of software systems are for corporate and investment portfolio accounting, as well as investment underwriting and analysis. The Company's current systems have recently been purchased or leased, as the Company commenced operations in June 1997, and are believed to be Year 2000 compliant. Therefore, the Company believes that the risk of Year 2000 compliance is not significant as it relates to its computer software systems. The Company has incurred no material costs to date and expects to incur no material costs in the future to make its systems Year 2000 compliant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The party taking the credit exposure in a default swap receives a net payment that is the economic equivalent of a premium. Unless a credit event occurs, the swap typically terminates on the maturity date of the reference security, and there is no termination payment at maturity. Credit events relate to the reference security and typically include: (i) bankruptcy, (ii) failure to pay, (iii) repudiation, (iv) restructuring, and (v) cross default or cross-acceleration. If a credit event occurs, CGA generally would be obligated to purchase the reference security at par plus accrued interest. In some cases, CGA would have the additional option of cash settlement, whereby CGA can make a payment equal to the difference between the market value of the security at the time, and the par value of the security.

     Principal credit risks associated with default swaps include: (i) credit risk -- a loss may be incurred pursuant to a credit event in respect of the underlying or reference security; (ii) market value risk -- this risk is limited to cash settlement or to the value of the reference security following a physical settlement upon a credit event; (iii) counterparty bankruptcy risk -- from CGA's perspective, the counterparty's fixed payments would no longer be received; however, the swap would terminate and CGA would no longer have the credit exposure to the reference security; (iv) liquidity risk -- if a credit event occurs, CGA must fund the purchase of the reference security. The cash amount required may be reduced in the event of a cash settlement, but this option may not be attractive if the reference security is illiquid or is marked with an unattractive price; and (v) assignment risk -- if the reference security carries certain rights, remedies, or obligations (such as voting rights related to a bank loan), these should be assignable in the event of a physical settlement. The loan documents for the reference security may not allow this. The loan documents may also obligate the assignee to fund additional amounts under the loan, which CGA may not be able to do in the required time period.

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

     These swaps are either provided by investment banks selling the bond or through a swap line provided by certain institutional lenders to St. George and Cobalt. The TROR counterparty benefits from a CGA surety bond guaranteeing the investment vehicle's obligations under the contract. The counterparty also retains an ownership interest in the specific bond that is being financed. In general, the investment vehicle's investment guidelines require no less than a "Double A minus" or Aa3 rating from S&P or Moody's for eligible counterparties.

     There are three principal risks associated with TRORs: (i) refinancing risk -- if at the termination date the counterparty does not roll its exposure to the investment vehicles at the then current Notional or financing rate, then the bond will need to be refinanced at the then available market value and financing rates; (ii) market value risk -- many TRORs (but not all) have market value triggers ranging from 5% to 10% of the Notional. If the market value of the bond drops below the relevant dollar price, then either (a) cash collateral will need to be posted (normally enough to bring the collateral package back to par), or (b) an early termination event can be declared by the counterparty; and
(iii) counterparty bankruptcy risk -- the investment vehicle does not have a security interest in the underlying bond that is being financed. In the event of the counterparty's bankruptcy, the investment vehicle would have only an unsecured claim against the counterparty. Under its surety bond, CGA would typically guarantee any payment default by St. George, Cobalt or other investment vehicle under the TROR, and would thus be liable to cover any payment default by the investment vehicle thereunder.

LIQUIDITY

     The liabilities of certain CGA-insured investment vehicles (e.g., St. George Investments I, Ltd. ("SGI") and St. George Investments III, Ltd. ("SG3")) do not provide term funding for the assets owned by these vehicles. This could result in incremental exposure to CGA in the event of an inability to refinance an asset at the maturity date of the associated liability, especially when the asset's market value is lower than its acquisition cost. Such inability to refinance could result in a claim against CGA in the amount of the market value loss.

     As loans, notes and TRORs (liabilities) if the CGA-guaranteed investment vehicles mature, the investment vehicle will attempt to refinance the liability with the existing lender or issue a new CGA-insured liability to refinance the maturing liability. In vehicles such as SGI and SG3, if the 364-day facility is not renewed, the facility rolls into a four-year term loan with 25% annual amortization. Currently, for SGI (since the facility was not rolled and SGI is now a 4-year term loan with an outstanding principal amount of approximately $300 million) the assets will be refinanced or liquidated as the term loan amortizes. CGA remains liable for current interest and principal when due in accordance with the stated amortization schedule on such term loan.

     In the event a CGA-insured liability cannot be issued to refinance a maturing liability, CGA will (i) direct the investment vehicle to sell the related asset with or without CGA insurance or (ii) attempt to arrange for the purchase of the asset by another CGA-insured investment vehicle. Refinance options for maturing TROR include: (i) refinance or "term out" the full amount of the maturing TROR with the existing TROR counterparty; (ii) refinance the maturing TROR with the existing TROR counterparty or new counterparty at the related security's market value; (iii) sell the asset with or without a CGA guaranty; and (iv) attempt to arrange for the purchase of the asset by another CGA-insured investment vehicle. In the case of (ii), (iii) and (iv), CGA would be liable for any market value shortfall not otherwise covered by the terms of the refinancing.

     The Company had exposure totaling approximately $425 million related to the timely payment of interest and principal on a loan to SGI. The loan is payable in four equal annual installments with the first installment due November 11, 1999. In order to meet this obligation, CGAIM, as the advisor to SGI, advised SGI to sell a portion of the underlying securities to special purpose vehicles that repackaged the securities as follows. Underlying securities were sold to two newly organized special purpose vehicles, financed by three classes of certificates. The two most senior classes of certificates, representing approximately 84% of the total, were purchased by a third party who is also an institutional investor in the Company. The Company issued a 5.9% pool policy related to the underlying pool of securities. This transaction closed in April, 1999. The proceeds from this sale were sufficient to meet SGI's obligations due in November, 1999.

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

     The following held true for spread volatility: (i) the shorter life of the asset, the lower the credit spread volatility; (ii) higher rated assets have lower credit spread volatility than lower rated assets; and (ii) assets with better liquidity (tighter bid/ask spread) have lower credit spread volatility.

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

  Interest Rate Swaps

     CGA-insured investment vehicles are required by their respective investment guidelines to swap all fixed rate investment to LIBOR. This is intended to ensure that the vehicles lock-in the intended spread on their respective investments and have sufficient resources to pay interest on their respective financings. The bankruptcy of a provider of an interest rate swap could leave CGA exposed to the marked-to market value of the interest rate swap. In general, the investment guidelines for the various St. George and Cobalt vehicles require that swap counterparties be rated not less than "Single-A" by one or more nationally recognized credit agencies. Certain of the St. George and Cobalt vehicles have higher or additional requirements for swap counterparties.

                             ST. GEORGE AND COBALT

                    INTEREST RATE SWAP COUNTERPARTY EXPOSURE

                              AS OF MARCH 31, 1999

  ----------------------------------------------
         DEBT RATINGS
  ----------------------------------------------
      S&P        MOODY'S       NOTIONAL ($MM)
  ----------------------------------------------
      AAA          Aaa                9
  ----------------------------------------------
      AAA          Aa1               35
  ----------------------------------------------
      AA+          Aa1               20
  ----------------------------------------------
      AA           Aa2               124
  ----------------------------------------------
      AA-          Aa3               82
  ----------------------------------------------
      A+           Aa2               85
  ----------------------------------------------
      A+           Aa3               124
  ----------------------------------------------
      A+            A1               400
  ----------------------------------------------
                   Aa3                9
  ----------------------------------------------

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

  Spread Deterioration Risk

     Certain of the St. George and Cobalt investment vehicles fund their LIBOR-based portfolios by borrowings under asset backed commercial paper facilities. This could subject the vehicle to basis risk if LIBOR and asset backed commercial paper rates diverge These two indices normally trade with a high degree of correlation; i.e. asset backed commercial paper generally yields around LIBOR minus 5 basis points. However, in times of market disruption, such as occurred in September and October of 1998, asset-backed commercial paper widened to as much as LIBOR plus 20 basis points. To the extent that the LIBOR-based cash flow generated by such St. George and Cobalt investment vehicles is insufficient to cover such vehicles' increased funding cost due to excessive widening of asset-backed commercial paper rates, CGA would generally be liable for any shortfall pursuant to the insurance issued by it.

REINSURANCE

     In the ordinary course of its business, CGA cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to policyholders. In the event that any or all of the reinsurers were unable to meet their obligations to CGA under these reinsurance arrangements, CGA, would be liable for such defaulted amounts. CGA's exposure to reinsurers was $595 million as of March 31, 1999. All such exposure is with counterparties which are institutional shareholders (or affiliates of institutional shareholders) of the Company.

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

OPERATIONAL

     Operational risk related to the potential for loss caused by a breakdown in information, communication and settlement systems. The Company and the Subsidiaries attempt to mitigate operational risk by maintaining a comprehensive system of internal controls. This includes the establishment of systems and procedures to monitor transactions and positions, documentation and confirmation of transactions and ensuring compliance with applicable regulations.

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

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 31, 1999, the Company sold to certain existing shareholders of the Company an aggregate of 43,997,863 shares of Series C Preferred Stock for net cash proceeds of $50,996,794.50. The sale was made pursuant to the terms of the Company's Series C Convertible Cumulative Voting Preferred Stock Subscription Agreement (the "Series C Preferred Stock Subscription Agreement"). 31,997,863 shares of Series C Preferred Stock were sold at $1.50 per share pursuant to the basic subscription privilege (and overallotments with respect thereto) and 12,000,000 shares of Series C Preferred Stock were sold at $0.25 per share pursuant to the additional allotment privilege (and overallotments with respect thereto). Shares of Series C Preferred Stock may be converted into shares of common stock, par value $.01 per share, of the Company (the "Common Stock") on a one-for-one basis at the holder's option at any time, and are mandatorily convertible into shares of Common Stock on a one-for-one basis upon the occurrence of certain events. The net proceeds from the transaction will be used for general corporate purposes and to make capital investments in the Company's wholly owned subsidiary, Commercial Guaranty Assurance, Ltd.

     In connection with the consummation of the transactions contemplated by the Series C Preferred Stock Subscription Agreement, on March 31, 1999, all issued and outstanding shares of Series B Preferred Stock were converted into shares of Common Stock, at a conversion ratio of 11.816 shares of Common Stock per share of Series B Preferred Stock. The conversion ratio was based on an assumed value of $3.00 per share of Common Stock. As a result of the conversion, 18,905,648 new shares of Common Stock were issued.

     The Company has amended its Bye-laws (including the Appendices thereto) as of March 31, 1999, to reflect the new capital structure of the Company as a result of the consummation of the transactions described above.

     The Company, the holders of the Common Stock and the holders of the Series C Preferred Stock have entered into the Shareholders Agreement, dated as of June 12, 1997, as amended and restated as of March 31, 1999 (the "Amended and Restated Shareholders Agreement"), to reflect the new capital structure of the Company as a result of the consummation of the transactions described above, and to add the new holders of Series C Preferred Stock as parties thereto with respect to the shares of Series C Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 27, 1999, the Company held a Special General Meeting for all shareholders, which was both preceded and followed by meetings of its Board of Directors. The purpose of the meeting was primarily to approve and authorize the seeking of additional capital from existing investors and one or more third party investors. During the Special General Meeting the following resolutions were approved by the affirmative vote representing 98.8% of the shareholder votes entitled to be cast at the meeting:

     - That the authorized share capital of the Company be increased from $412,000 to $3,412,000 by the creation of an additional 300,000,000 shares of a par value of $.01 per share;

     - That the Company create a new series of preference shares being the Series C Preferred Stock and offer up to $63 million of such stock to existing holders of the Company's Series B Preferred Stock and Common Stock (the "Rights Offering");

     - That concurrent with the closing of the Rights Offering, all outstanding shares of Series B Preferred Stock including accrued dividends thereon, shall be converted into shares of Common Stock based on a value of $3 per share of Common Stock;

     - That the Company amend the terms of the Series B Preferred Stock such that the dividend rate applicable to the shares of Series B Preferred Stock which may be issued in the future upon exercise of the Unit Investors Capital Commitments or otherwise will not be greater than 7% per annum, that any such Series B Preferred Stock shall rank junior to the Series C Preferred Stock in all respects, and that any such Series B Preferred Stock shall not be entitled to voting rights.

     - That the number of Directors of the Company be increased from 13 to 15 by the creation of two new vacancies to be filled by nominees elected by the holders of the newly issued Series C Preferred Stock of the Company.

     No votes were cast against, and 543,734 votes were withheld with respect to the foregoing resolutions at the Special General Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

    (b) Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 1999. On April 8, 1999, the Company filed a Current Report on Form 8-K with respect to the completion of the sale of 43,997,863 shares of Series C Preferred Stock for net cash proceeds of $50,996,794.50.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CGA GROUP, LTD.
                                          Registrant

                                          /s/  JAMES R. REINHART

                                          --------------------------------------
                                               JAMES R. REINHART
                                             CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

Date:  May 14, 1999

                               INDEX TO EXHIBITS

  EXHIBIT NUMBER                             DESCRIPTION
  --------------                             -----------
        3.1          Memorandum of Association and Certificate of Incorporation
                     of CGA Group, Ltd., incorporated herein by reference to
                     Exhibit 3.1 to the Registration Statement on Form S-1 (No.
                     333-7944) of the Company (the "Registration Statement")
        3.2          Amended and Restated Bye-laws of CGA Group, Ltd.,
                     incorporated herein by reference to Exhibit 4.2 to the
                     Company's Current Report on Form 8-K filed on April 8, 1999
                     (the "April 8, 1999 8-K")
        3.3          Amended and Restated Appendices to Bye-laws of CGA Group,
                     Ltd., incorporated herein by reference to Exhibit 4.3 to the
                     April 8, 1999 8-K
        4.1          CGA Group, Ltd. Shareholders Agreement, dated as of June 12,
                     1997, as amended and restated as of March 31, 1999,
                     incorporated herein by reference to Exhibit 4.4 to the April
                     9, 1999 8-K
       10.1          Series A Subscription Agreement dated as of June 9, 1997, by and among CGA Group, Ltd. and the holders of the Series A
                     Preferred Stock, incorporated herein by reference to Exhibit
                     10.1 to the Registration Statement
       10.2          Common Stock Warrant Acquisition Agreement, dated as of June
                     9, 1997, by and among CGA Group, Ltd. and the holders of the
                     Series A Preferred Stock, incorporated herein by reference to Exhibit 10.2 to the Registration Statement
       10.3          Investment Units Subscription Agreement dated as of June 4,
                     1997, by and among CGA Group, Ltd. and the holders of the
                     Investment Units, incorporated herein by reference to
                     Exhibit 10.3 to the Registration Statement
       10.4          Right of First Refusal Agreement dated as of June 17, 1997, by and between CGA Group, Ltd. and Capital Reinsurance
                     Company, incorporated herein by reference to Exhibit 10.4 to the Registration Statement
       10.5          Discretionary Investment Advisory Agreement, dated as of
                     December 18, 1996 between Alliance Capital Management, L.P.
                     and Commercial Guaranty Assurance, Ltd., incorporated herein by reference to Exhibit 10.5 to the Registration Statement
       10.6          Investment Management Agreement dated as of December 27,
                     1996, between J.P. Morgan Investment Management Inc. and
                     Commercial Guaranty Assurance, Ltd., incorporated herein by reference to Exhibit 10.6 to the Registration Statement
       10.7          Letter Agreement, dated June 17, 1997 between CGA Group,
                     Ltd. and DCR (and Attachments), incorporated herein by
                     reference to Exhibit 10.7 to the Registration Statement
       10.8          Employee Warrant Agreement, incorporated herein by reference to Exhibit 10.8 to the Registration Statement
       10.9          CGA Group, Ltd. Employee Stock Warrant Plan, incorporated by reference to Exhibit 10.9 to the Registration Statement
       10.10         CGA Group, Ltd. Sponsoring Investors and Founders Stock
                     Warrant Plan, incorporated herein by reference to Exhibit
                     10.10 to the Registration Statement
       10.11         Excess of Loss Agreement, dated as of June 12, 1997, by and between CGA Group, Ltd. and KRE Reinsurance Ltd.,
                     incorporated herein by reference to Exhibit 10.11 to the
                     Registration Statement
       10.12         Employment Agreement, as of January 1, 1997, by and between
                     CGA Group, Ltd. and Richard A. Price, incorporated by
                     reference to Exhibit 10.12 to the Registration Statement

  EXHIBIT NUMBER                             DESCRIPTION
  --------------                             -----------
       10.13         Employment Agreement, as of January 1, 1997, by and between
                     CGA Investment Management, Inc. and Jean-Michel Wasterlain,
                     incorporated herein by reference to Exhibit 10.20 to the
                     Registration Statement
       10.14         Employment Agreement, as of June 30, 1997, by and between
                     CGA Investment Management, Inc. and Michael M. Miran,
                     incorporated herein by reference to Exhibit 10.18 to the
                     Registration Statement
       10.15         Employment Agreement, as of January 1, 1997, by and between
                     CGA Investment Management, Inc. and Kem H. Blacker,
                     incorporated herein by reference to Exhibit 10.16 to the
                     Registration Statement
       10.16         Employment Agreement, as of August 1, 1997, by and between
                     CGA Investment Management, Inc. and Landon D. Parsons,
                     incorporated herein by reference to Exhibit 10.16 to the
                     1998 10-K
       10.17         CGA Group, Ltd. Founders' Common Stock Subscription
                     Agreement, dated as of June 12, 1997, among CGA Group, Ltd.,
                     CGA Funding, L.P., and certain Founders of CGA Group, Ltd., incorporated herein by reference to Exhibit 10.19 to the
                     Registration Statement
       27.1          Financial Data Schedule