Form 10-Q
period 1999-06-30
CGA GROUP LTD
filed 1999-08-16
CIK 1049632

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                   28,005,648
                             (AS OF JUNE 30, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CGA GROUP, LTD.

                            ------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Unaudited Consolidated Balance Sheets -- June 30, 1999
      and December 31, 1998.................................     1
     Unaudited Consolidated Statements of
      Operations -- Three Months and Six Months Ended June
      30, 1999 and 1998.....................................     2
     Unaudited Consolidated Statements of Changes in
      Mezzanine Equity -- Six Months Ended June 30, 1999 and
      the Year Ended December 31, 1998......................     3
     Unaudited Consolidated Statements of Changes in
      Shareholders' Equity -- Six Months Ended June 30, 1999
      and the Year Ended December 31, 1998..................     4
     Unaudited Consolidated Statements of Cash Flows -- Six
      Months Ended June 30, 1999 and 1998...................     5
     Notes to Unaudited Consolidated Financial Statements...     6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................    17

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

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                CGA GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                JUNE 30,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
  Fixed maturity securities available for sale at fair value
     (amortized cost: $149,560,124 and $99,560,861).........  $144,584,244    $100,488,537
  Other investments.........................................     5,000,000      30,000,000
  Cash and short-term investments...........................    18,744,457       2,598,140
  Premiums receivable.......................................     2,535,342       3,228,497
  Management fees receivable................................       400,577       1,093,411
  Accrued investment income.................................     3,621,906       3,679,763
  Deferred acquisition costs................................     3,930,577       3,202,557
  Prepaid reinsurance premiums..............................     1,264,330       1,286,782
  Reinsurance recoverable...................................    44,936,126      67,400,000
  Other assets..............................................     4,168,873       2,926,246
                                                              ------------    ------------
  Total assets..............................................  $229,186,432    $215,903,933
                                                              ============    ============
LIABILITIES
  Deferred premium revenue..................................  $  1,432,311    $    821,124
  Reserve for losses and loss adjustment expenses...........    61,605,054      90,200,000
  Reinsurance balances payable..............................       378,544         420,660
  Accrued costs and expenses................................     3,263,959       4,355,767
                                                              ------------    ------------
  Total liabilities.........................................    66,679,868      95,797,551
                                                              ------------    ------------
MEZZANINE EQUITY
  Preferred stock, $.01 par value, 72,000,000 shares
     authorized:
  Series A..................................................    81,202,282      75,291,100
  Series B..................................................            --      51,317,149
  Series C..................................................    50,961,972              --
                                                              ------------    ------------
  Total mezzanine equity....................................   132,164,254     126,608,249
                                                              ------------    ------------
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 268,000,000 and 20,000,000
     shares authorized, 28,005,648 and 9,100,000 issued and
     outstanding............................................       280,057          91,000
  Additional paid-in-capital................................    96,019,011      42,486,057
  Accumulated other comprehensive income (loss).............    (4,975,880)        927,676
  Retained deficit..........................................   (60,980,878)    (50,006,600)
                                                              ------------    ------------
  Total shareholders' (deficit) equity......................    30,342,310      (6,501,867)
                                                              ------------    ------------
  Total liabilities and shareholders' equity................  $229,186,432    $215,903,933
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30                        JUNE 30
                                      --------------------------    ----------------------------
                                         1999           1998            1999            1998
                                      -----------    -----------    ------------    ------------
REVENUES
  Gross premiums written............  $ 4,387,861    $ 1,780,226    $  7,855,093    $  3,730,219
  Ceded premiums....................     (387,854)      (172,467)       (807,479)       (172,467)
                                      -----------    -----------    ------------    ------------
  Net premiums written..............    4,000,007      1,607,759       7,047,614       3,557,752
  Change in unearned premiums.......     (534,511)        41,582        (500,072)       (837,276)
                                      -----------    -----------    ------------    ------------
  Net premiums earned...............    3,465,496      1,649,341       6,547,542       2,720,476
  Net investment income.............    2,348,222      2,324,640       4,019,724       4,212,895
  Net realized gains (losses).......      (20,686)       794,575         130,880         552,381
  Management fees...................      478,796        492,939       1,624,055         681,995
                                      -----------    -----------    ------------    ------------
  Total Revenues....................    6,271,828      5,261,495      12,322,201       8,167,747
                                      -----------    -----------    ------------    ------------
EXPENSES
  Operating expenses................    3,238,902      4,366,129       6,515,180       7,437,538
  Policy acquisition costs..........      167,116         92,342         315,254         145,587
  Commitment fees...................      152,055        149,589         300,000         297,534
  Excess of loss facility...........       50,000         50,000         100,000         100,000
  Losses and loss adjustment
     expenses.......................    7,450,000        405,000       7,750,000         600,000
                                      -----------    -----------    ------------    ------------
  Total expenses....................   11,058,073      5,063,060      14,980,434       8,580,659
                                      -----------    -----------    ------------    ------------
NET INCOME (LOSS)...................   (4,786,245)       198,435      (2,658,233)       (412,912)
  Paid in kind
     dividends -- preferred stock...   (2,855,100)    (4,909,681)     (8,316,045)     (9,635,722)
  Accretion -- preferred stock......     (147,966)      (198,103)       (346,069)       (551,392)
                                      -----------    -----------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS......................  $(7,789,311)   $(4,909,349)   $(11,320,347)   $(10,600,026)
Basic and diluted loss per common
  share.............................  $     (0.28)   $     (0.54)   $      (0.61)   $      (1.16)
                                      ===========    ===========    ============    ============
Weighted average shares
  outstanding.......................   28,005,648      9,100,000      18,709,501       9,100,000
                                      ===========    ===========    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                                  ENDED            YEAR ENDED
                                                              JUNE 30, 1999     DECEMBER 31, 1998
                                                              --------------    -----------------
MEZZANINE EQUITY
SERIES A PREFERRED STOCK
Balance -- beginning of period..............................   $     32,119       $     27,965
Stock issued................................................             --                 --
Pay-in-kind dividends paid..................................          2,246              4,154
                                                               ------------       ------------
Balance -- end of period....................................         34,365             32,119
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES A PREFERRED
Balance -- beginning of period..............................     75,258,981         65,504,534
Fair value of warrants......................................             --         (1,347,300)
Pay-in-kind dividends paid..................................      5,613,004         10,379,765
Accretion to redemption value...............................        228,566            514,273
Accretion on warrants.......................................         67,366            207,709
                                                               ------------       ------------
Balance -- end of period....................................     81,167,917         75,258,981
                                                               ------------       ------------
TOTAL SERIES A PREFERRED STOCK..............................   $ 81,202,282       $ 75,291,100
                                                               ============       ============
SERIES B PREFERRED STOCK
Balance -- beginning of period..............................   $     16,000       $     16,000
Pay-in-kind dividends paid..................................          6,687                 --
Stock exchanged for common stock............................        (22,687)                --
                                                               ------------       ------------
Balance -- end of period....................................             --             16,000
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES B PREFERRED
Balance -- beginning of period..............................     37,284,985         37,059,371
Pay-in-kind dividends paid..................................     16,710,271                 --
Accretion to redemption value...............................         50,137            225,614
Unaccreted issuance costs...................................      2,648,879                 --
Stock exchanged for common stock............................    (56,694,272)                --
                                                               ------------       ------------
Balance -- end of period....................................             --         37,284,985
                                                               ------------       ------------
PAY-IN-KIND DIVIDENDS ACCRUED -- SERIES B
Balance -- beginning of period..............................     14,016,164          4,439,231
Dividends accrued...........................................      2,700,795          9,576,933
Dividends paid..............................................    (16,716,959)                --
                                                               ------------       ------------
Balance -- end of period....................................             --         14,016,164
                                                               ------------       ------------
TOTAL SERIES B PREFERRED STOCK..............................   $         --       $ 51,317,149
                                                               ============       ============
SERIES C CONVERTIBLE PREFERRED STOCK
Balance -- beginning of period..............................   $         --       $         --
Stock issued (44,971,346 shares)............................        449,713                 --
                                                               ------------       ------------
Balance -- end of period....................................        449,713                 --
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES C PREFERRED
Balance -- beginning of period..............................             --                 --
Stock issued................................................     51,715,259                 --
Issuance costs..............................................     (1,203,000)                --
                                                               ------------       ------------
Balance -- end of period....................................     50,512,259                 --
                                                               ------------       ------------
TOTAL SERIES C CONVERTIBLE PREFERRED STOCK..................   $ 50,961,972       $         --
                                                               ============       ============
TOTAL MEZZANINE EQUITY......................................   $132,164,254       $126,608,249
                                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               SIX MONTHS
                                                                  ENDED           YEAR ENDED
                                                              JUNE 30, 1999    DECEMBER 31, 1998
                                                              -------------    -----------------
SHAREHOLDERS' EQUITY
COMMON STOCK
Balance -- beginning of period..............................  $     91,000       $     91,000
Stock issued (18,905,648 shares)............................       189,057                 --
                                                              ------------       ------------
Balance -- end of period....................................       280,057             91,000
                                                              ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- COMMON STOCK
Balance -- beginning of period..............................    42,486,057         42,086,353
Stock issued................................................    56,527,902                 --
Fair value of warrants......................................            --          1,347,300
Accretion of Series A Preferred Stock to redemption value...      (228,566)          (514,273)
Accretion of Series B Preferred Stock to redemption value...       (50,137)          (225,614)
Accretion on warrants.......................................       (67,366)          (207,709)
Unaccreted issuance costs (Series B)........................    (2,648,879)                --
                                                              ------------       ------------
Balance -- end of period....................................    96,019,011         42,486,057
                                                              ------------       ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................       927,676          1,638,092
Decrease during the period..................................    (5,903,556)          (710,416)
                                                              ------------       ------------
Balance -- end of period....................................    (4,975,880)           927,676
                                                              ------------       ------------
RETAINED EARNINGS (DEFICIT)
Balance -- beginning of period..............................   (50,006,600)       (12,057,969)
Net loss....................................................    (2,658,233)       (17,987,779)
Series A pay-in-kind dividends..............................    (5,615,250)       (10,383,919)
Series B pay-in-kind dividends..............................    (2,700,795)        (9,576,933)
                                                              ------------       ------------
Balance -- end of period....................................   (60,980,878)       (50,006,600)
                                                              ------------       ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................  $ 30,342,310       $ (6,501,867)
                                                              ============       ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (2,658,233)    $   (412,912)
Adjustments to reconcile loss to net cash used in operating
  activities:
  Amortization of investments...............................       224,970        1,374,914
  Depreciation expense......................................       252,863          168,127
  Realized gain on sale of investments......................      (130,880)        (552,381)
  Realized loss on sale of fixed assets.....................            --           26,282
Changes in assets and liabilities:
  Premiums receivable.......................................       693,155       (1,099,837)
  Management fees receivable................................       692,834               --
  Accrued investment income.................................        57,857        1,404,271
  Deferred acquisition costs................................      (728,020)      (1,692,894)
  Prepaid reinsurance premiums..............................        22,452               --
  Reinsurance recoverable...................................    22,463,874               --
  Other assets..............................................    (1,420,701)        (504,145)
  Organization costs........................................            --          493,115
  Deferred premium revenue..................................       611,187          837,277
  Reserve for losses and loss adjustment expenses...........   (28,594,946)         600,000
  Reinsurance balances payable..............................       (42,116)         172,467
  Accrued costs and expenses................................    (1,091,808)        (296,584)
                                                              ------------     ------------
Net cash provided by (used in) operating activities.........    (9,647,512)         517,700
                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired.................   (71,185,421)     (76,545,764)
Proceeds from sale of fixed maturity investments............    46,092,067       73,479,977
Purchases of fixed assets...................................       (74,789)        (499,714)
Note receivable.............................................            --          250,000
                                                              ------------     ------------
Net cash used in investing activities.......................   (25,168,143)      (3,315,501)
                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of Series C Preferred Stock............    52,164,972               --
Issuance costs of Series C Preferred Stock..................    (1,203,000)              --
                                                              ------------     ------------
Net cash provided by financing activities...................    50,961,972               --
                                                              ------------     ------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS...............................................    16,146,317       (2,797,801)
CASH AND SHORT-TERM INVESTMENTS -- BEGINNING OF PERIOD......     2,598,140        7,199,106
                                                              ------------     ------------
CASH AND SHORT-TERM INVESTMENTS -- END OF PERIOD............  $ 18,744,457     $  4,401,305
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)
                          (EXPRESSED IN U.S. DOLLARS)

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

     As part of the Recapitalization on June 17, 1997, the Company issued 2.6 million shares of Series A Preferred Stock with a par value of $.01 per share for a price of $25 per share. The shares of Series A Preferred Stock are entitled to a 13.75% quarterly compounding dividend paid in additional shares of Series A Preferred Stock. The Series A Preferred Stockholders also received warrants, which are transferable separately from the Series A Preferred Stock, which represent the right to purchase on or prior to June 17, 2007 a total of 270,000 shares of Common Stock at an exercise price of $.01 per share. The warrants were valued at $4.99 per share and were accounted for as additional paid-in-capital to the Common Stock.

     As part of the Recapitalization on June 17, 1997, the Company issued 1.6 million shares of Series B Cumulative Voting Preference Shares (the "Series B Preferred Stock"), par value of $.01 per share for a price of $25 per share. The shares of Series B Preferred Stock were entitled to a 20% quarterly compounding

                                CGA GROUP, LTD.

dividend paid in additional shares of Series B Preferred Stock. The shares of Series B Preferred Stock were sold to investors as part of Investment Units which also included commitments to purchase an additional $60 million of Series B Preferred Stock in the aggregate upon the occurrence of certain funding events, in order to maintain CGA's "Triple-A" rating from DCR. The Company pays a $600,000 annual fee to the holders of the Investment Units for their commitments. The Investment Units also included an aggregate of 7,827,957 shares of Common Stock out of a total of 9,100,000 million shares of Common Stock issued pursuant to the Recapitalization at a price of $5 per share.

     The remaining 1,272,043 shares of Common Stock were sold to the sponsoring investors and certain members of management who also received 847,729 warrants, which each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share. The exercise price on these warrants is subject to reduction based on the sales price of additional common stock or equivalents. A reduction in the exercise price occurred on March 31, 1999 from $5.00 to $2.12 as a result of the Series B Preferred Stock conversion and Series C Preferred Stock issuance. An additional 1,494,771 warrants have been authorized for issuance to certain employees which each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share.

     On March 31, 1999 the Company sold 43,997,863 shares of Series C Convertible Cumulative Voting Preference Shares, par value $.01 per share (the "Series C Preferred Stock"), to existing shareholders for an aggregate sales price of $50,996,795. Concurrent with the sale of the Series C Preferred Stock, the outstanding 1,600,000 of Series B Preferred Stock and the 668,678 shares of Series B Preferred Stock declared as pay-in-kind dividends thereon, totaling 2,268,678 shares valued at $56,716,950, were exchanged for 18,905,648 shares of Common Stock based on an exchange price of $3 per share of Common Stock.

     On April 26, 1999 the Company sold 973,483 shares of Series C Preferred Stock to employees of the Company and its subsidiaries. The shares were sold for $1.20 each for an aggregate sales price of $1,168,179. The company received cash proceeds of $122,218 and the remaining $1,045,961 was financed by the Company by granting employee loans up to a maximum of 90% of the purchase price of the shares. The employee loans were granted in the form of promissory notes which bear interest at a rate of 7% per annum and are repayable in three equal installments on April 26, 2000, April 26, 2001 and April 26, 2002.

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

                                CGA GROUP, LTD.

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

  c) Reinsurance

     In the ordinary course of business, CGA cedes exposures under various reinsurance contracts designed to limit losses from certain risks and to protect capital and surplus. The reinsurance of risk does not relieve GA of its original liability to its policyholders. In the event that a reinsurer was unable to meet its obligations under the existing reinsurance contracts, CGA would be liable for such defaulted amounts.

     Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

  d) Reserve for losses and loss adjustment expenses

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

     Management believes that the current level of the reserve is adequate to cover the ultimate net cost of claims. The reserve is necessarily an estimate and there can be no assurance that the ultimate liability will not differ from such estimates. The Company will monitor the reserve on an ongoing basis and may periodically adjust the reserve based on actual loss experience, the future mix of business and economic conditions.

     The reserve for losses is reflected on the balance sheet gross of any losses recoverable from reinsurers.

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

                                CGA GROUP, LTD.

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

  h) Comprehensive Income

     The FASB issued Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components. Comprehensive income for the Company is comprised solely of changes in unrealized appreciation or depreciation on fixed maturity securities. The Company adopted SFAS 130 in 1998.

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

3. OTHER INVESTMENTS

     Other investments are comprised of a $5 million note from Cobalt Holdings LLC, a Delaware limited liability corporation ("Cobalt Holdings") which is also the parent company of certain clients of CGAIM. The note is carried at its original cost, which approximates fair value. The note bears interest of 3 month LIBOR plus 1% per annum payable quarterly. The Cobalt Holdings note matures in July, 2013 and may be prepaid without penalty.

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                             ----------    ------------
Other Assets
  Other prepaid expenses...................................     228,938        222,752
  Prepaid commitment fees..................................     576,164        276,164
  Fixed assets, net of depreciation........................   1,425,527      1,603,600
  Deposits.................................................     352,080        280,000
  Accounts receivable......................................     378,000        368,730
  Other....................................................   1,208,164        175,000
  Total Other Assets.......................................  $4,168,873     $2,926,246

5. LOSSES AND LOSS EXPENSES

     The reserve for losses and loss adjustment expenses ("LAE") is established in an amount equal to CGA's estimate of general and case basis reserves on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. A case basis reserve is based on the present value of the expected loss and LAE. The general reserve for losses and LAE is

                                CGA GROUP, LTD.

calculated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net par amount outstanding of the insured obligations.

     The provision for losses and LAE is comprised of the following at June 30, 1999 and December 31, 1998:

                                                             JUNE 30,      DECEMBER 31,
                                                               1999            1998
                                                            -----------    ------------
Case basis reserve........................................  $58,955,054    $88,200,000
General reserve...........................................    2,650,000      2,000,000
          Total reserve for losses and LAE................  $61,605,054    $90,200,000

     The activity in the provision for losses and LAE is as follows:

                                                         SIX MONTHS ENDED     YEAR ENDED
                                                             JUNE 30,        DECEMBER 31,
                                                               1999              1998
                                                         ----------------    ------------
Reserve for losses and LAE
Balance at January 1...................................    $90,200,000       $    55,000
  Less reinsurance recoverables........................     67,400,000                --
                                                           -----------       -----------
Net Balance at beginning of period.....................     22,800,000            55,000
Net losses and loss expenses incurred..................      7,750,000        22,745,000
Net losses and loss expenses paid......................    (13,881,072)               --
                                                           -----------       -----------
Net reserve for losses and LAE
  Balance at end of period.............................     16,668,928        22,800,000
Reinsurance recoverable................................     44,936,126        67,400,000
                                                           -----------       -----------
Reserve for losses and LAE, gross of reinsurance
  recoverable
Balance at end of period...............................    $61,605,054       $90,200,000

     In October 1998, the credit ratings on asset-backed securities which clients of CGA had purchased, and that were originated and serviced by Commercial Financial Services, Inc., a credit-card debt collection company, were withdrawn by the three credit rating companies that rated the most recently issued Commercial Financial Services securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at Commercial Financial Services. The rating agencies, investors and insurers commenced investigations into the allegations. On December 11, 1998, Commercial Financial Services filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Oklahoma. The Bankruptcy Court approved Commercial Financial Services' rejection of the servicing contracts and other agreements relating to its servicing of the receivables underlying the Commercial Financial Services securities, effective as of June 23, 1999. As a result, servicing in respect of the Commercial Financial Services securities was transferred to the trustees of the respective trusts which issued the securities (Bankers Trust Company, in the case of the Commercial Financial Services securities guaranteed by CGA), as backup servicers, and their designated sub-servicers.

     Clients of CGA had previously purchased approximately $212 million face amount of Commercial Financial Services securities, which exposure was guaranteed by CGA. CGA had obtained reinsurance for about $162 million face amount of this exposure. In December 1998, CGA established a $20.8 million case basis reserve in respect of its exposure on Commercial Financial Services securities, representing management's estimate of probable losses on this exposure. In June 1999, CGA made claim payments on its guarantees in respect of Commercial Financial Services securities in the aggregate amount of approximately $58.9 million, of which $45 million consisted of payments from its reinsurer and $13.9 million consisted of CGA's own funds, paid out of the case basis reserve. In connection with this claim payment, CGA and its reinsurer received approximately $58.9 million par value of Commercial Financial Services bonds. The bonds

                                CGA GROUP, LTD.

have no readily determinable market value and have not been recorded on the books of CGA. Until CGA's exposure on Commercial Financial Services securities reaches zero, any future interest payments received on these securities are intended to be used to purchase additional Commercial Financial Services securities from CGA's clients, thereby further reducing CGA's exposure.

     As a result of these claim payments and interim principal repayments on the Commercial Financial Services securities, CGA's gross exposure in respect of Commercial Financial Services securities has been reduced to approximately $138.7 million as of June 30, 1999. Of this exposure, approximately $106 million is covered by reinsurance, leaving CGA with a remaining net exposure of approximately $32.7 million. In June 1999, CGA added an additional $7.1 million to its case basis reserve for Commercial Financial Services securities, which brought the reserve up to $14 million. The increase to the reserve was based on revised collection estimates on the assets underlying the Commercial Financial Services securities. Aggregate incurred losses for Commercial Financial Services securities total $27.9 million against par exposure of approximately $46.6 million.

6. REINSURANCE

     In the ordinary course of business, CGA cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. In the event that all or any of the reinsurers are unable to meet their obligations to CGA under the existing reinsurance agreements, CGA would be liable for such defaulted amounts. CGA also has a $20 million excess of loss reinsurance facility. As of June 30, 1999 prepaid reinsurance of approximately $1.26 million was associated with a single reinsurer. As stated above, CGA has reinsured a portion of its exposure to asset-backed securities originated and serviced by CFS.

     In October, 1998 CGA provided credit support on approximately $382 million of securities within two insured portfolios, which was further supported by a "Triple-A" rated reinsurer, using documentation that would permit the insured to proceed directly against the reinsurer. The effect of the described credit support arrangements was to substantially increase the market value of the subject securities. CGA received a premium of $38.95 million from its clients in connection with these credit support arrangements, and ceded $38.7 million to the aforementioned reinsurer. On April 14, 1999, these credit support arrangements were cancelled and approximately $29.5 million of premium was refunded to the clients.

7. MEZZANINE EQUITY

                                                             JUNE 30,      DECEMBER 31,
                                                               1999            1998
                                                            -----------    ------------
Series A: 3,436,501 and 3,211,890 shares issued and
  outstanding.............................................  $    34,365    $    32,119
Additional paid in capital................................   81,167,917     75,258,981
                                                            -----------    -----------
Total Series A preferred stock............................  $81,202,282    $75,291,100
                                                            ===========    ===========
Series B: nil and 1,600,000 shares issued and
  outstanding.............................................  $        --    $    16,000
Additional paid in capital and pay-in-kind dividends......           --     51,301,149
                                                            -----------    -----------
Total Series B preferred stock............................  $        --    $51,317,149
                                                            ===========    ===========
Series C: 44,971,346 and nil shares issued and
  outstanding.............................................  $   449,713    $        --
Additional paid in capital................................   50,512,259             --
                                                            -----------    -----------
Total Series C preferred stock............................  $50,961,972    $        --
                                                            ===========    ===========

                                CGA GROUP, LTD.

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

     The Series A and Series B preferred stock were each recorded at fair value. The difference between fair value and the redemption value (excluding pay-in-kind dividends) is being accreted over the mandatory redemption period by a charge to retained deficit.

     The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are voting securities, and are entitled to 7 votes per share, 5 votes per share and 1 vote per share, respectively, on all matters presented to the security holders of the Company for their approval. The Series A Preferred Stock ranks senior in liquidation preference to all other classes of capital stock of the Company, followed by the Series C Preferred Stock, the Series B Preferred Stock and the Common Stock of the Company, respectively.

     On March 31, 1999 all issued and outstanding shares of Series B Preferred Stock were converted into shares of Common Stock, at a conversion ratio of
11.816 shares of Common Stock per share of Series B Preferred Stock. The conversion ratio was based on an assumed value of $3.00 per share of Common Stock. As a result of the conversion, 18,905,648 new shares of Common Stock were issued. No shares of Series B Preferred Stock are currently issued and outstanding. If the $60 million of Series B Preferred Stock commitments are called, new shares will be issued with pay-in-kind dividends yielding 7%.

     The shares of Series C Preferred Stock may be converted into shares of Common Stock on a one-for-one basis at the holder's option at any time, are mandatorily convertible into shares of Common Stock upon the occurrence of certain events at the conversion rate specified in the Company's Bye-Laws, and are subject to redemption by the Company for cash upon the occurrence of certain events at the redemption rate specified in the Company's Bye-laws. The Series C Preferred Stock does not earn dividends.

8. COMMON STOCK

     The number of common shares outstanding as of June 30, 1999 and the year ended December 31, 1998 were as follows:

                                                                 1999         1998
                                                              ----------    ---------
Issued and outstanding......................................  28,005,648    9,100,000
Weighted average number of shares...........................  18,709,501    9,100,000

     The Common Stock of the Company carries 2 votes per share on all matters presented to the security holders of the Company for their approval.

                                CGA GROUP, LTD.

9. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the periods ended June 30, 1999 and 1998.

                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30, 1999       JUNE 30, 1998
                                                              ----------------    ----------------
Basic loss per share ("EPS")
Numerator:
  Net loss..................................................    $ (2,658,233)       $   (412,912)
  Series A -- Pay-in-kind dividends paid....................      (5,615,250)         (4,889,380)
  Series A -- Pay-in-kind dividends accrued.................              --            (191,320)
  Series A -- Accretion to redemption value.................        (228,566)           (285,707)
  Series A -- Accretion on warrants.........................         (67,366)           (140,344)
  Series B -- Pay-in-kind dividends accrued.................      (2,700,795)         (4,555,022)
  Series B -- Accretion to redemption value.................         (50,137)           (125,341)
                                                                ------------        ------------
Net Loss Available to Common Shareholders...................    $(11,320,347)       $(10,600,026)
                                                                ------------        ------------
Denominator:
  Weighted Average Shares Outstanding.......................      18,709,501           9,100,000
                                                                ------------        ------------
  Basic EPS.................................................    $      (0.61)       $      (1.16)
                                                                ============        ============
  Diluted Loss Per Share Numerator..........................    $(11,320,347)       $(10,600,026)
                                                                ------------        ------------
  Denominator...............................................      18,709,501           9,100,000
                                                                ------------        ------------
  Diluted EPS...............................................    $      (0.61)       $      (1.16)
                                                                ============        ============

     The Company has outstanding warrants which were not included in the computation of the diluted loss per share as the effect of these warrants is antidilutive for the periods presented above.

     On June 17, 1997 the Company issued warrants to purchase 270,000 shares of Common Stock in connection with the issuance of 2.6 million shares of Series A Preferred Stock. All of the warrants are outstanding as of March 31, 1999. These warrants are exercisable at any time on or prior to June 17, 2007 at an exercise price of $.01 per share of Common Stock evidenced thereby.

     The Company also issued 847,729 warrants to certain investors and members of management on June 17, 1997. Each such warrant represents the right to purchase one share of Common Stock on or prior to June 17, 2007. The exercise price of the warrants was lowered from $5 per share to $2.12 per share in connection with the Series B preferred stock conversion into Common Stock and the issuance of the Series C Preferred Stock. All such warrants were outstanding as of June 30, 1999. In addition, the Company has authorized 1,494,771 warrants for issuance to certain employees. These warrants each represent the right to purchase one share of Common Stock on or prior to June 17, 2007 at an exercise price of $5 per share. The employee warrants vest ratably over a four-year period and expire if not exercised within thirty days of the employee's termination of employment. As of June 30, 1999, there were 1,315,984 warrants outstanding of which 657,992 warrants were exercisable. As of December 31, 1998 there were 1,348,129 warrants outstanding of which 337,032 warrants were exercisable.

                                CGA GROUP, LTD.

10. INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at June 30, 1999 and December 31, 1998 by asset type:

                                                                 1999          1998
ASSET TYPE                                                    (IN 000'S)    (IN 000'S)
----------                                                    ----------    ----------
Auto........................................................  $   10,540    $    3,158
CLO's/CBO's.................................................     260,615       189,375
Commercial mortgage-backed securities.......................     379,316       185,754
Corporate asset-backed securities...........................      87,490        75,000
Credit card receivables.....................................     140,751       185,732
Equipment...................................................      19,807        27,129
Future flows................................................      88,880        39,108
Home equity loans...........................................     309,304       236,381
REIT Debt...................................................     211,774       381,777
REIT Preferred..............................................      70,000        70,000
Sovereign debt..............................................     110,000       120,000
XOL Reinsurance.............................................      91,250        46,250
                                                              ----------    ----------
Total.......................................................  $1,779,727    $1,559,664
                                                              ==========    ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at June 30, 1999 and December 31, 1998:

                                                              1999    1998
                                                              ----    ----
"AAA".......................................................   4.5%     4%
"AA"........................................................   2.1%     3%
"A".........................................................  18.6%    12%
"BBB".......................................................  63.7%    67%
"BB"........................................................   9.3%    11%
Not rated...................................................   1.8%     3%
                                                              ----    ---
Total.......................................................   100%   100%
                                                              ====    ===

11. OTHER COMPREHENSIVE INCOME

     Other comprehensive income is comprised of unrealized gains and losses on investments. Accumulated other comprehensive income is as follows:

                                                      SIX MONTHS ENDED       YEAR ENDED
                                                       JUNE 30, 1999      DECEMBER 31, 1998
                                                      ----------------    -----------------
Unrealized appreciation (depreciation) on
  investments
Balance -- beginning of period......................    $   927,676          $1,638,092
Decrease during period..............................     (5,903,556)           (710,416)
                                                        -----------          ----------
Balance -- end of period............................    $(4,975,880)         $  927,676
                                                        ===========          ==========

12. SEGMENT REPORTING

     The Company has two reportable segments: CGA and CGAIM (see description of each segment in Note 1). The Company's management has identified the operating segments on the basis that they are

                                CGA GROUP, LTD.

separate legal entities and that each entity carries on a different type of business. CGA provides financial guaranty insurance and CGAIM provides investment management services. The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies.

     The table below presents financial information for each of the operating segments

     As of and for the six months ended June 30, 1999:

                                          CGA            CGAIM        OTHER(A)         TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  6,547,542    $        --    $        --    $  6,547,542
Net investment income...............     3,769,116         39,948        210,660       4,019,724
Net realized gains..................       130,880             --             --         130,880
Management fees.....................            --      1,624,055             --       1,624,055
Intersegment revenue................            --        118,789        118,356         237,145
TOTAL REVENUES......................                                                  12,559,346
EXPENSE ITEMS
Operating expenses..................       735,090      5,250,217        767,018       6,752,325
Acquisition costs...................       315,254             --             --         315,254
Commitment fees.....................       300,000             --             --         300,000
Excess of loss facility.............       100,000             --             --         100,000
Losses and loss adjustment
  expenses..........................     7,750,000             --             --       7,750,000
TOTAL EXPENSES......................            --                                    15,217,579
NET INCOME..........................     1,247,789     (3,468,021)      (438,001)     (2,658,233)
ASSETS
Total assets........................   186,579,341      2,922,421     31,070,141     220,571,903
                                      ============    ===========    ===========    ============

---------------
(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

     As of and for the six months ended June 30, 1998:

                                          CGA            CGAIM          OTHER          TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  2,720,476    $        --    $        --    $  2,720,476
Net investment income...............     4,134,921         14,429         63,545       4,212,895
Net realized gains..................       552,381             --             --         552,381
Management fees.....................            --        681,995             --         681,995
TOTAL REVENUES......................                                                   8,167,747
EXPENSE ITEMS
Operating expenses..................       627,472      5,838,139        971,927       7,437,538
Acquisition Costs...................       145,587             --             --         145,587
Commitment Fees.....................       297,534             --             --         297,534
Excess of loss facility.............       100,000             --             --         100,000
Losses and loss adjustment
  expenses..........................       600,000             --             --         600,000
TOTAL EXPENSES......................                                                   8,580,659
NET INCOME..........................     5,637,185     (5,165,637)      (884,460)       (412,912)
ASSETS
Total Assets........................   137,813,058      2,278,891     10,777,343     150,869,292
                                      ============    ===========    ===========    ============

                                CGA GROUP, LTD.

     The following are reconciliations of reportable segment revenues, expenses and assets to the Company's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.

                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30, 1999       JUNE 30, 1998
                                                              ----------------    ----------------
REVENUES
Total revenues for reportable segments......................    $ 12,559,346        $  8,167,747
Elimination of intersegment revenues........................        (237,145)                 --
                                                                ------------        ------------
Total consolidated revenues.................................    $ 12,322,201        $  8,167,747
                                                                ============        ============
EXPENSES
Total expenses for reportable segments......................    $ 15,217,579        $  8,580,659
Elimination of intersegment operating expenses..............        (237,145)                 --
                                                                ------------        ------------
Total consolidated expenses.................................    $ 14,980,434        $  8,580,659
                                                                ============        ============
ASSETS
Total assets for reportable segments........................    $220,571,903        $150,869,292
Intercompany loans..........................................     (11,122,336)         (7,522,773)
Other intercompany balances.................................      (2,863,135)                 --
                                                                ------------        ------------
Total consolidated assets...................................    $206,586,432        $143,346,519
                                                                ============        ============

13. TAXATION

     The Company and CGA, which are domiciled in Bermuda, have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act, 1966, as amended, of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March 28, 2016. Since the Company and CGA are not engaged in a trade or business in the U.S. there should be no U.S. income taxes due, however, CGA does file protective U.S. income tax returns. CGAIM is subject to U.S. taxation at regular corporate tax rates, but has tax losses carried forward of approximately $7.65 million and $5.3 million as at December 31, 1998 and 1997 respectively, for which no benefit has been recorded in the financial statements. These tax loss carry-forwards expire in 2013 and 2012 respectively.

14. STATUTORY FINANCIAL DATA

     Under The Insurance Act of 1978, amendments thereto and related regulations, the Company is required to file an annual Statutory Financial Return and Statutory Financial Statements to maintain certain measures of solvency and liquidity during the period. The statutory capital and surplus at June 30, 1999 and December 31, 1998 were $143,746,566 and $114,681,031 respectively. Statutory net income for the six months ended June 30, 1999 was $519,769 and statutory net loss for the year ended December 31, 1998 was $11,264,214. The principal differences between capital and surplus and statutory net income and shareholders' equity and income as reported in conformity with GAAP relates to deferred acquisition costs and prepaid expenses of the Company. There were no statutory restrictions on payment of dividends from the retained earnings of the Company as the required level of solvency was met by the common stock in issue.

15. COMPARATIVE FINANCIAL INFORMATION

     The comparative figures for the year ended December 31, 1998 are based on audited financial statements as of that date.

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

     CGA Investment Management, Inc. ("CGAIM") was incorporated in the State of Delaware in July, 1996 by the founders of the Company and was acquired at nominal cost to the Company on June 9, 1997. CGAIM did not commence operations until after its acquisition by the Company. CGAIM is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGAIM provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets.

     The Company and its subsidiaries were inactive until June 17, 1997, on which date the Company's private placement offering was completed and the Company was recapitalized with (i) two classes of preferred stock totaling $105 million, (ii) common stock totaling $45.5 million and (iii) conditional commitments to purchase $60 million of additional preferred stock. On March 31, 1999 the Company sold 43,997,863 shares of Series C Preferred Stock to existing shareholders for an aggregate sales price of approximately $51 million. Concurrent with the sale of the Series C Preferred Stock, all the outstanding shares of Series B Preferred Stock were exchanged for shares of Common Stock. On April 26, 1999, the Company sold 973,483 shares of Series C Preferred Stock to employees of the Company and its subsidiaries for an aggregate sales price of approximately $1.2 million.

RESULTS OF OPERATIONS

     Total revenues for the quarter ended June 30, 1999 were $6.3 million, of which $3.5 million was from financial guaranty insurance premiums, $0.5 million was from investment management and advisory fees, $2.3 million was from investment income. Total revenues for the quarter ended June 30, 1998 were $5.3 million, of which $1.7 million was from financial guaranty insurance premiums, $.5 million was from investment management and advisory fees, $2.3 million was from investment income and $0.8 million from net realized gains on the sale of investments. Net premiums earned were derived from $4.4 million of gross premiums written, of which $0.4 million were ceded under reinsurance agreements. The 110% increase in net premiums earned in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 reflects CGA's increased insured exposure. The net par outstanding insured obligations increased by 41% from $1.3 billion at June 30, 1998 to $1.8 billion as of June 30, 1999.

     Management fees earned by CGAIM remained constant on a comparable quarter basis although assets under management increased by 68% from $1.2 billion at June 30, 1998 to $2.0 billion as of June 30, 1999. A portion of the decrease in management fees earned as a percentage of assets under management is attributable to several clients of CGAIM having resecuritized approximately $805 million in assets over the period between June 30, 1998 and June 30, 1999. The asset management fees payable to CGAIM in these resecuritization transactions are lower than the asset management fees payable to CGAIM while these assets remained in these clients' investment portfolios. In addition, due to the credit spread widening faced by the capital markets generally in September and October of 1998, several clients of CGAIM encountered liquidity difficulties. At the request of these clients, CGAIM agreed to reduce the amount of the asset management fee.

     The amount of CGA's insured portfolio was $1.8 billion net par as of June 30, 1999. The weighted average term of the insured securities at June 30, 1999 was approximately 8.5 years. The following table shows the net par insured obligations at June 30, 1999 and December 31, 1998 by asset type:

                                                         1999          1998
ASSET TYPE                                            (IN 000'S)    (IN 000'S)
----------                                            ----------    ----------
Auto................................................  $   10,540    $    3,158
Commercial loan obligations/Commercial bond
  obligations.......................................     260,615       189,375
Commercial mortgage-backed securities...............     379,316       185,754
Corporate asset-backed securities...................      87,490        75,000
Credit card receivables.............................     140,751       185,732
Equipment...........................................      19,807        27,129
Future flows........................................      88,880        39,108
Home equity loans...................................     309,304       236,381
Real estate investment trust debt...................     211,774       381,777
Real estate investment trust preferred stock........      70,000        70,000
Sovereign debt......................................     110,000       120,000
Excess of loss reinsurance..........................      91,250        46,250
Total...............................................  $1,779,727    $1,559,664
                                                      ----------    ----------

     The following table presents the credit ratings of the above assets, based on net par outstanding at June 30, 1999 and December 31, 1998:

                                                              1999     1998
                                                              -----    ----
"AAA".......................................................   4.5%      4%
"AA"........................................................   2.1%      3%
"A".........................................................  18.6%     12%
"BBB".......................................................  63.7%     67%
"BB"........................................................   9.3%     11%
Not rated...................................................   1.8%      3%
Total.......................................................   100%    100%
                                                              -----    ----

     Net investment income was $2.3 million for the quarter ended June 30, 1999 and also for the quarter ended June 30, 1998. The value of the investment portfolio, other investments, and cash was $168.3 million at June 30, 1999 compared to $133.1 million at June 30, 1998, however, the investment allocations and lower yields on the investments in the current quarter compared to the quarter ended June 30, 1998 resulted in only a slight increase in investment income. Cumulative unrealized losses on the investment portfolio as of June 30, 1999 were $5 million.

     Operating expenses for the quarter ended June 30, 1999 were $3.2 million compared to $4.4 million for the quarter ended June 30, 1998. This decrease is non-recurring as it resulted from CGAIM expensing $1.2 million of client acquisition costs in the second quarter of 1998 that had previously been capitalized. Operating expenses are primarily personnel, legal, and administrative in nature.

     Total revenues for the six months ended June 30, 1999 were $12.3 million compared to $8.1 million for the six months ended June 30, 1998. The $4.2 million increase is primarily attributable to the increase in premiums earned due to the growth in insured par exposure. Net investment income for the six months ended June 30, 1999 decreased by $0.2 million compared to the same period in 1998 primarily due to lower yields on the Company's investments. Operating expenses for the six months ended June 30, 1999 decreased by $0.9 million, but would have been $0.3 million higher than the comparable period in 1998 except for expensing the $1.2 million of client acquisition costs in the second quarter of 1998 referred to above.

     In October 1998, the credit ratings on asset-backed securities which clients of CGA had purchased, and that were originated and serviced by Commercial Financial Services, Inc., were withdrawn by the three credit rating companies that rated the most recently issued Commercial Financial Services securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at Commercial Financial Services. The rating agencies, investors and insurers commenced investigations into the allegations. On December 11, 1998, Commercial Financial Services filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Oklahoma (the "Bankruptcy Court"). The Bankruptcy Court approved Commercial Financial Services' rejection of the servicing contracts and other agreements relating to its servicing of the receivables underlying the Commercial Financial Services securities, effective as of June 23, 1999. As a result, servicing in respect of the Commercial Financial Services securities was transferred to the trustees of the respective trusts which issued these securities (Bankers Trust Company, in the case of the Commercial Financial Services securities guaranteed by CGA), as backup servicers, and their designated sub-servicers.

     Clients of CGA had previously purchased approximately $212 million face amount of Commercial Financial Services securities, which exposure was guaranteed by CGA. CGA had obtained reinsurance for about $162 million face amount of this exposure. In December 1998, CGA established a $20.8 million case basis reserve in respect of its exposure on Commercial Financial Services securities, representing management's estimate of probable losses on this exposure. In June 1999, CGA made claim payments on its guarantees in respect of Commercial Financial Services securities in the aggregate amount of approximately $58.9 million, of which $45 million consisted of payments from its reinsurer and $13.9 million consisted of CGA's own funds, paid out of the case basis reserve. In connection with this claim payment, CGA and its reinsurer received from CGA's clients approximately $58.9 million par value of Commercial Financial Services bonds. The bonds have no readily determinable market value and have not been recorded on the books of CGA. Until CGA's exposure on Commercial Financial Services securities reaches zero, any future interest payments received on these securities are intended to be used to purchase additional Commercial Financial Services securities from CGA's clients, thereby further reducing CGA's exposure.

     As a result of these claim payments and interim principal repayments on the Commercial Financial Services securities, CGA's gross exposure in respect of Commercial Financial Services securities has been reduced to approximately $138.7 million as of June 30, 1999. Of this exposure, approximately $106 million is covered by reinsurance, leaving CGA with a remaining net exposure of approximately $32.7 million. In June 1999, CGA added an additional $7.1 million to its case basis reserve for Commercial Financial Services securities which brought the reserve up to $14 million. The increase to the reserve was based on revised collection estimates on the assets underlying the Commercial Financial Services securities. Aggregate incurred losses for Commercial Financial Services securities total $27.9 million against par exposure of approximately $46.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company initially capitalized CGA with $125 million. On March 31, 1999 the Company contributed an additional $27.2 million to CGA using proceeds from the sale of Series C Preferred Stock. Alliance Capital Management Corporation manages CGA's entire investment portfolio. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher and denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. CGAIM was initially capitalized with $3 million. It has required funding from the Company since its commencement of operations totaling $11.5 million to cover its operations. It is expected to require additional funding in 1999 and 2000 while it continues to build its assets under management to generate sufficient fee income to cover its operations. On a consolidated basis, the Company used $9.6 million of cash from operating activities during the six months ended June 30, 1999 compared to generating $0.5 million for the six months ended June 30, 1998. The Company would have generated $4.2 million from operating activities during the six months ended June 30, 1999 if the payments related to the Commercial Financial Services securities had not been incurred.

     The Company applied $25.1 million of net cash to investing activities during the six months ended June 30, 1999, compared to $3.3 million in the first six months of 1998. Cash flows from financing activities in the six months ended June 30, 1999 resulted from the sale of Series C Preferred Stock, which raised net proceeds of $50.9 million.

     On April 14, 1999 the credit support arrangements referred to in footnote
6. were terminated in their entirety. In connection with this termination, two subsidiaries of SG Holdings received a refund of premium totaling approximately $29.5 million. On April 16, 1999 a portion of these funds were used to repay the $25 million note to CGA referred to in footnote 3. Also on April 16, 1999 the $5 million note payable by Cobalt to CGA was sold by CGA to the Company. The effect of these transactions was to increase claims paying resources at CGA by $30 million.

     On April 26, 1999 the Company sold 973,483 shares of Series C Preferred Stock to employees of the Company and its subsidiaries. The shares were sold for $1.20 each, for total proceeds of $1.2 million. The shares were 90% financed by the Company at 7% per annum with equal principal installments due annually over a three-year period commencing April 26, 2000.

     The Company does not expect to pay cash dividends to its shareholders. CGA's Board of Directors has passed a resolution that CGA will not declare or pay cash dividends during its first five years of operations. After this five-year period, CGA intends to comply with dividend restrictions, if any, imposed by DCR subject to covenants contained in the subscription agreements for the various classes of the Company's stock. In addition, CGA's dividend payments are subject to limitations under Bermudian insurance regulations that require minimum solvency margins and liquidity ratios.

     CGA monitors its exposure on a routine basis and stays in close contact with DCR to ensure that its "Triple-A" rating is maintained. CGA has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. The Company also has commitments which expire June 17, 2002, from several of its institutional shareholders to purchase an aggregate of $60 million of additional Series B Preferred Stock. Should those commitments be called upon, the proceeds would likely be used to increase the capital of CGA. The commitments must be funded in the event that DCR notifies the Company at least 45 days prior to June 17, 2002 that CGA's rating will otherwise be downgraded below a "Triple-A" rating.

YEAR 2000

     The Company's primary uses of software systems are for corporate and investment portfolio accounting, as well as investment underwriting and analysis. The Company's current systems have recently been purchased or leased as the Company commenced operations in June 1997 and are believed to be Year 2000 compliant. Therefore, the Company believes that the risk of Year 2000 compliance is not significant as it relates to its computer systems. The Company has incurred no material costs to date and expects to incur no material costs in the future to make its systems Year 2000 compliant.

     The Company has reviewed its exposure to Year 2000 issues resulting from its customers and vendors' computer systems. The Company has contacted its vendors regarding the state of their remediation activities for material Year 2000 issues. The Company does not expect that there will be material disruptions to its business or material costs associated with any Year 2000 disruption by its customers and vendors. However, the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of these efforts or the potential effects of any failure to comply. The Company will continue to monitor Year 2000 compliance and formal contingency plans will be formulated if the Company identifies specific areas where there is a substantial risk of Year 2000 problems occurring.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Report on Form 10-K or any other written or oral statements made by or on behalf of the

Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail herein and in other documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) financial difficulties encountered by an insured of the Company's insurance company subsidiary, (ii) uncertainties relating to government and regulatory policies (such as subjecting the Company and/or its subsidiaries to insurance regulation or taxation in additional jurisdictions), (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) risks relating to the claims-paying ability rating of the Company's insurer subsidiary, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates on inflation and other economic conditions, (viii) ability to collect reinsurance recoverables,
(ix) developments in global financial markets which could affect the Company's investment portfolio, and (xii) risks associated with the development of new products and services. The words "believe", "anticipate", "considered to be", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 26, 1999, CGA Group sold 973,483 shares of its Series C Preferred Stock to employees of CGA Group and its subsidiaries. CGA Group sold these shares for $1.20 per share, for a total proceeds of $1.2 million. The shares were 90% financed by CGA Group at 7% per annum with equal principal installments due annually over a three-year period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

    (b) Reports on Form 8-K

     On April 8, 1999, the Company filed a Current Report on Form 8-K with respect to the completion of the sale of 43,997,863 shares of Series C Preferred Stock to existing investors of the Company for net cash proceeds of $50,996,794.50.

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

Date:  August 16, 1999

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
       10.13         Employment Agreement, as of January 1, 1997, by and between
                     CGA Investment Management, Inc. and Jean-Michel Wasterlain,
                     incorporated herein by reference to Exhibit 10.13 to the
                     Registration Statement
       10.14         Employment Agreement, as of June 30, 1997, by and between
                     CGA Investment Management, Inc. and Michael M. Miran,
                     incorporated herein by reference to Exhibit 10.18 to the
                     Registration Statement
       10.15         Employment Agreement, as of January 1, 1997, by and between
                     CGA Investment Management, Inc. and Kem H. Blacker,
                     incorporated herein by reference to Exhibit 10.16 to the
                     Registration Statement
       10.16         Employment Agreement, as of August 1, 1997, by and between
                     CGA Investment Management, Inc. and Landon D. Parsons,
                     incorporated herein by reference to Exhibit 10.16 to the
                     1998 10-K
       10.17         CGA Group, Ltd. Founders' Common Stock Subscription
                     Agreement, dated as of June 12, 1997, among CGA Group, Ltd.,
                     CGA Funding, L.P., and certain Founders of CGA Group, Ltd., incorporated herein by reference to Exhibit 10.17 to the
                     Registration Statement
       10.18         Series C Convertible Cumulative Voting Preferred Stock
                     Subscription Agreement, dated as of March 31, 1999,
                     incorporated herein by reference to Exhibit 10.18 to the
                     Registration Statement.
       10.19         Agreement dated as of March 1, 1999 by and among CGA Group,
                     Ltd. and the holders of the Series C Preferred Stock,
                     incorporated herein by reference to Exhibit 10.19 to the
                     Registration Statement.
       10.20         Restricted Stock Purchase Agreement and Promissory Note,
                     dated as of April 26, 1999, between CGA Group, Ltd. and the employees thereof listed in Exhibit B thereto.
       10.21         CGA Group, Ltd. Chief Financial Officer's Certificate As To
                     Adjustment to Exercise Price of Warrants Issued Pursuant to
                     the Sponsoring Investors and Founders Stock Warrant Plan,
                     dated May 18, 1999.
       27.1          Financial Data Schedule