Form 10-Q
period 1999-09-30
CGA GROUP LTD
filed 1999-11-15
CIK 1049632

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                   28,005,648
                           (AS OF SEPTEMBER 30, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CGA GROUP, LTD.

                            ------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Item 1. Financial Statements
     Unaudited Consolidated Balance Sheets -- September 30,
      1999 and December 31, 1998............................     1
     Unaudited Consolidated Statements of
      Operations -- Three Months and Nine Months Ended
      September 30, 1999 and 1998...........................     2
     Unaudited Consolidated Statements of Changes in
      Mezzanine Equity -- Nine Months Ended September 30,
      1999 and the Year Ended December 31, 1998.............     3
     Unaudited Consolidated Statements of Changes in
      Shareholders' Equity -- Nine Months Ended September
      30, 1999 and the Year Ended December 31, 1998.........     4
     Unaudited Consolidated Statements of Cash Flows -- Nine
      Months Ended September 30, 1999 and 1998..............     5
     Notes to Unaudited Consolidated Financial Statements...     6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................    19

PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..................  II-2
  Signatures................................................  II-3
  Index to Exhibits.........................................  II-4

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                CGA GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
ASSETS
Fixed maturity securities available for sale at fair value
(amortized cost: $150,277,816 and $99,560,861)..............  $145,450,928     $100,488,537
  Other investments.........................................     5,000,000       30,000,000
  Cash and short-term investments...........................     4,975,944        2,598,140
  Premiums receivable.......................................     2,295,762        3,228,497
  Management fees receivable................................       383,559        1,093,411
  Accrued investment income.................................     4,926,081        3,679,763
  Deferred acquisition costs................................     4,291,281        3,202,557
  Prepaid reinsurance premiums..............................       332,032        1,286,782
  Deferred premiums.........................................       300,305               --
  Reinsurance recoverable...................................            --       67,400,000
  Other assets..............................................     3,110,434        2,926,246
                                                              ------------     ------------
  Total assets..............................................  $171,066,326     $215,903,933
                                                              ============     ============
LIABILITIES
  Unearned premiums.........................................  $  1,234,036     $    821,124
  Reserve for losses and loss adjustment expenses...........     3,019,268       90,200,000
  Reinsurance balances payable..............................       149,432          420,660
  Accrued costs and expenses................................     4,073,711        4,355,767
                                                              ------------     ------------
  Total liabilities.........................................     8,476,447       95,797,551
                                                              ------------     ------------
MEZZANINE EQUITY
  Preferred stock, $.01 par value:
  Series A, 10,000,000 shares authorized....................    84,303,397       75,291,100
  Series B, 10,000,000 shares authorized....................            --       51,317,149
                                                              ------------     ------------
  Total mezzanine equity....................................    84,303,397      126,608,249
                                                              ------------     ------------
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 268,000,000 and 20,000,000
     shares authorized, 28,005,648 and 9,100,000 issued and
     outstanding............................................       280,057           91,000
  Additional paid-in-capital -- common stock................    95,871,046       42,486,057
  Series C preferred stock, $.01 par value, 52,000,000
     shares authorized, 44,971,346 issued and outstanding...       449,713               --
  Additional paid-in capital -- Series C preferred stock....    49,466,298               --
  Accumulated other comprehensive income (loss).............    (4,826,888)         927,676
  Deficit...................................................   (62,953,744)     (50,006,600)
                                                              ------------     ------------
  Total shareholders' equity (deficit)......................    78,286,482       (6,501,867)
                                                              ------------     ------------
  Total liabilities and shareholders' equity................  $171,066,326     $215,903,933
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30                    SEPTEMBER 30
                                    ---------------------------    ----------------------------
                                       1999            1998            1999            1998
                                    -----------    ------------    ------------    ------------
REVENUES
Gross premiums written............  $ 3,255,423    $  3,163,321    $ 11,110,516    $  6,893,540
  Ceded premiums..................   (1,071,914)       (280,847)     (1,879,393)       (453,314)
                                    -----------    ------------    ------------    ------------
  Net premiums written............    2,183,509       2,882,474       9,231,123       6,440,226
  Change in unearned premiums.....      156,610         145,062        (343,461)       (692,214)
                                    -----------    ------------    ------------    ------------
  Net premiums earned.............    2,340,119       3,027,536       8,887,662       5,748,012
  Net investment income...........    2,379,160       1,746,653       6,399,479       5,959,548
  Net realized gains (losses).....     (132,986)        239,175          (2,106)        791,556
  Management fees.................      506,894       1,472,589       2,130,353       2,154,584
                                    -----------    ------------    ------------    ------------
  Total Revenues..................    5,093,187       6,485,953      17,415,388      14,653,700
                                    -----------    ------------    ------------    ------------
EXPENSES
  Operating expenses..............    3,424,867       4,043,755       9,940,048      11,481,292
  Policy acquisition costs........      186,802         129,944         502,056         275,531
  Commitment fees.................      151,233         151,233         451,233         448,767
  Excess of loss facility.........       50,000          50,000         150,000         150,000
  Losses and loss adjustment
     expenses.....................      300,000         700,000       8,050,000       1,300,000
                                    -----------    ------------    ------------    ------------
  Total expenses..................    4,112,902       5,074,932      19,093,337      13,655,590
                                    -----------    ------------    ------------    ------------
Income (loss) before cumulative
  effect of change in accounting
  principle.......................      980,285       1,411,021      (1,677,949)        998,110
Cumulative effect of change in
  accounting principle............           --      (3,928,238)             --      (3,928,238)
                                    -----------    ------------    ------------    ------------
NET INCOME (LOSS).................      980,285      (2,517,217)     (1,677,949)     (2,930,128)
  Pay-in-kind
     dividends -- preferred
     stock........................   (2,953,150)     (5,275,763)    (11,269,195)    (14,720,165)
  Accretion -- preferred stock....     (147,966)       (198,103)       (494,034)       (749,495)
                                    -----------    ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS....................  $(2,120,831)   $ (7,991,083)   $(13,441,178)   $(18,399,788)
Basic and diluted loss per common
  share...........................  $     (0.08)   $      (0.88)   $      (0.54)   $      (2.02)
                                    ===========    ============    ============    ============
Weighted average shares
  outstanding.....................   28,005,648       9,100,000      24,908,935       9,100,000
                                    ===========    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED              YEAR ENDED
                                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                             ------------------    -----------------
MEZZANINE EQUITY
SERIES A PREFERRED STOCK
Balance -- beginning of period.............................     $     32,119         $     27,965
Stock issued...............................................               --                   --
Pay-in-kind dividends paid.................................            3,427                4,154
                                                                ------------         ------------
Balance -- end of period...................................           35,546               32,119
                                                                ------------         ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES A PREFERRED
Balance -- beginning of period.............................       75,258,981           65,504,534
Fair value of warrants.....................................               --           (1,347,300)
Pay-in-kind dividends paid.................................        8,564,973           10,379,765
Accretion to redemption value..............................          342,849              514,273
Accretion on warrants......................................          101,048              207,709
                                                                ------------         ------------
Balance -- end of period...................................       84,267,851           75,258,981
                                                                ------------         ------------
TOTAL SERIES A PREFERRED STOCK.............................     $ 84,303,397         $ 75,291,100
                                                                ============         ============
SERIES B PREFERRED STOCK
Balance -- beginning of period.............................     $     16,000         $     16,000
Pay-in-kind dividends paid.................................            6,687                   --
Stock exchanged for common stock...........................          (22,687)                  --
                                                                ------------         ------------
Balance -- end of period...................................               --               16,000
                                                                ------------         ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES B PREFERRED
Balance -- beginning of period.............................       37,284,985           37,059,371
Pay-in-kind dividends paid.................................       16,710,271                   --
Accretion to redemption value..............................           50,137              225,614
Unaccreted issuance costs..................................        2,648,879                   --
Stock exchanged for common stock...........................      (56,694,272)                  --
                                                                ------------         ------------
Balance -- end of period...................................               --           37,284,985
                                                                ------------         ------------
PAY-IN-KIND DIVIDENDS ACCRUED -- SERIES B
Balance -- beginning of period.............................       14,016,164            4,439,231
Dividends accrued..........................................        2,700,795            9,576,933
Dividends paid.............................................      (16,716,959)                  --
                                                                ------------         ------------
Balance -- end of period...................................               --           14,016,164
                                                                ------------         ------------
TOTAL SERIES B PREFERRED STOCK.............................     $         --         $ 51,317,149
                                                                ============         ============
TOTAL MEZZANINE EQUITY.....................................     $ 84,303,397         $126,608,249
                                                                ============         ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED               YEAR ENDED
                                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                             ------------------    ------------------
SHAREHOLDERS' EQUITY
COMMON STOCK
Balance -- beginning of period.............................     $     91,000          $     91,000
Stock issued (18,905,648 shares)...........................          189,057                    --
                                                                ------------          ------------
Balance -- end of period...................................          280,057                91,000
                                                                ------------          ------------
ADDITIONAL PAID-IN-CAPITAL -- COMMON STOCK
Balance -- beginning of period.............................       42,486,057            42,086,353
Stock issued...............................................       56,527,902                    --
Fair value of warrants.....................................               --             1,347,300
Accretion of Series A preferred stock to redemption
  value....................................................         (342,849)             (514,273)
Accretion of Series B preferred stock to redemption
  value....................................................          (50,137)             (225,614)
Accretion on warrants......................................         (101,048)             (207,709)
Unaccreted issuance costs (Series B).......................       (2,648,879)                   --
                                                                ------------          ------------
Balance -- end of period...................................       95,871,046            42,486,057
                                                                ------------          ------------
SERIES C CONVERTIBLE PREFERRED STOCK
Balance -- beginning of period.............................     $         --          $         --
Stock issued (44,971,346 shares)...........................          449,713                    --
                                                                ------------          ------------
Balance -- end of period...................................          449,713                    --
                                                                ------------          ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES C PREFERRED
Balance -- beginning of period.............................               --                    --
Stock issued...............................................       51,715,259                    --
Employee loans.............................................       (1,045,961)                   --
Issuance costs.............................................       (1,203,000)                   --
                                                                ------------          ------------
Balance -- end of period...................................       49,466,298                    --
                                                                ------------          ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period.............................          927,676             1,638,092
Decrease during the period.................................       (5,754,564)             (710,416)
                                                                ------------          ------------
Balance -- end of period...................................       (4,826,888)              927,676
                                                                ------------          ------------
DEFICIT
Balance -- beginning of period.............................      (50,006,600)          (12,057,969)
Net loss...................................................       (1,677,949)          (17,987,779)
Series A pay-in-kind dividends.............................       (8,568,400)          (10,383,919)
Series B pay-in-kind dividends.............................       (2,700,795)           (9,576,933)
                                                                ------------          ------------
Balance -- end of period...................................      (62,953,744)          (50,006,600)
                                                                ------------          ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT).......................     $ 78,286,482          $ (6,501,867)
                                                                ============          ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS           NINE MONTHS
                                                                   ENDED                 ENDED
                                                             SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................     $ (1,677,949)         $ (2,930,128)
Adjustments to reconcile loss to net cash used in operating
  activities:
  Amortization of investments..............................          300,469               112,386
  Depreciation expense.....................................          380,468               259,470
  Realized loss (gain) on sale of investments..............            2,106              (791,556)
  Realized loss on sale of fixed assets....................               --                26,282
Changes in assets and liabilities:
  Premiums receivable......................................          932,735            (2,525,657)
  Management fees receivable...............................          709,852                    --
  Accrued investment income................................       (1,246,318)              718,730
  Deferred acquisition costs...............................       (1,088,724)           (2,115,018)
  Prepaid reinsurance premiums.............................          954,750                    --
  Deferred premiums........................................         (300,305)                   --
  Reinsurance recoverable..................................       67,400,000                    --
  Other assets.............................................         (413,577)           (1,114,608)
  Organization costs.......................................               --             4,421,353
  Unearned premiums........................................          412,912               692,215
  Reserve for losses and loss adjustment expenses..........      (87,180,732)            1,300,000
  Reinsurance balances payable.............................         (271,228)              280,847
  Accrued costs and expenses...............................         (282,056)            1,135,387
                                                                ------------          ------------
Net cash provided by (used in) operating activities........      (21,367,597)             (530,297)
                                                                ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity investments acquired................      (82,438,781)          (91,550,302)
Proceeds from sale of fixed maturity investments...........       56,419,250            88,549,931
Purchases of fixed assets..................................         (151,079)             (624,187)
Note receivable............................................               --               250,000
                                                                ------------          ------------
Net cash used in investing activities......................      (26,170,610)           (3,374,558)
                                                                ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of Series C preferred stock...........       52,164,972                    --
Employee loans.............................................       (1,045,961)                   --
Issuance costs of Series C preferred stock.................       (1,203,000)                   --
                                                                ------------          ------------
Net cash provided by financing activities..................       49,916,011                    --
                                                                ------------          ------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS..............................................        2,377,804            (3,904,855)
CASH AND SHORT-TERM INVESTMENTS -- BEGINNING OF PERIOD.....        2,598,140             7,199,106
                                                                ------------          ------------
CASH AND SHORT-TERM INVESTMENTS -- END OF PERIOD...........     $  4,975,944          $  3,294,251
                                                                ============          ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                          (EXPRESSED IN U.S. DOLLARS)

1. GENERAL

     The interim consolidated financial statements, which include the accounts of CGA Group, Ltd. and its subsidiaries, have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in CGA Group's 1998 Annual Report on Form 10-K.

     CGA Group is a holding company which was incorporated in Bermuda on June 21, 1996. CGA Group has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. was incorporated in Bermuda on October 22, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 of Bermuda which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. Commercial Guaranty Assurance has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. CGA Investment Management, Inc. was incorporated in the state of Delaware in July 1996 by the founders of CGA Group and was acquired at nominal cost to CGA Group on June 9, 1997. CGA Investment Management did not commence operations until after its acquisition by CGA Group. CGA Investment Management is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGA Investment Management provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. CGA Investment Management and its employees are based in New York City, New York.

     Operations commenced following the completion of CGA Group's private placement offering which occurred on June 17, 1997. The initial capitalization of CGA Group consisted of 12,000 common shares with a par value of $1.00 per share. All 12,000 shares were redeemed on June 17, 1997 at which time CGA Group completed its recapitalization.

     As part of the recapitalization on June 17, 1997, CGA Group issued 2.6 million shares of Series A preferred stock with a par value of $.01 per share for a price of $25 per share. The shares of Series A preferred stock are entitled to a 13.75% quarterly compounding dividend paid in additional shares of Series A preferred stock. The Series A preferred stockholders also received warrants, which are transferable separately from the Series A preferred stock, which represent the right to purchase on or prior to June 17, 2007 a total of 270,000 shares of common stock at an exercise price of $.01 per share. The warrants were valued at $4.99 per share and were accounted for as additional paid-in-capital to the common stock.

     As part of the recapitalization on June 17, 1997, CGA Group issued 1.6 million shares of Series B preferred stock with a par value of $.01 per share for a price of $25 per share. The shares of Series B preferred stock were entitled to a 20% quarterly compounding dividend paid in additional shares of Series B preferred stock. The shares of Series B preferred stock were sold to investors as part of investment units which also included commitments to purchase an additional $60 million of Series B preferred stock in the aggregate upon the occurrence of certain funding events, in order to maintain Commercial Guaranty Assurance's "Triple-A" rating from Duff & Phelps. CGA Group pays a $600,000 annual fee to the holders of the investment units for their commitments. The investment units also included an aggregate of 7,827,957 shares of common stock out

                                CGA GROUP, LTD.

of a total of 9,100,000 million shares of common stock issued pursuant to the recapitalization at a price of $5 per share.

     The remaining 1,272,043 shares of common stock were sold to the sponsoring investors and certain members of management who also received 847,729 warrants, which each represent the right to purchase one share of common stock on or prior to June 17, 2007 at an exercise price of $5 per share. The exercise price on these warrants is subject to reduction based on the sales price of additional common stock or equivalents. A reduction in the exercise price occurred on March 31, 1999 from $5.00 to $2.12 as a result of the Series B preferred stock conversion and Series C preferred stock issuance described below. An additional 1,494,771 warrants have been authorized for issuance to certain employees, which each represent the right to purchase one share of common stock on or prior to June 17, 2007 at an exercise price of $5 per share.

     On March 31, 1999, CGA Group sold 43,997,863 shares of Series C preferred stock, par value $.01 per share, to existing shareholders for an aggregate sales price of $50,996,795. Concurrent with the sale of the Series C preferred stock, the outstanding 1,600,000 of Series B preferred stock and the 668,678 shares of Series B preferred stock declared as pay-in-kind dividends thereon, totaling 2,268,678 shares valued at $56,716,950, were exchanged for 18,905,648 shares of common stock based on an exchange price of $3 per share of common stock.

     On April 26, 1999, CGA Group sold 973,483 shares of Series C preferred stock to employees of CGA Group and its subsidiaries. The shares were sold for $1.20 each for an aggregate sales price of $1,168,179. CGA Group received cash proceeds of $122,218 and the remaining $1,045,961 was financed by CGA Group by granting employee loans up to a maximum of 90% of the purchase price of the shares. The employee loans were granted in the form of promissory notes which bear interest at a rate of 7% per annum and are repayable in three equal installments on April 26, 2000, April 26, 2001 and April 26, 2002.

2. SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) and include the accounts of CGA Group, Commercial Guaranty Assurance, and CGA Investment Management. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  a) Premiums

     Commercial Guaranty Assurance's insurance contracts are classified as long-duration contracts for accounting purposes, as the contracts are expected to remain in force for an extended period. The contracts generally are not subject to unilateral changes in their provisions and require insurance protection for extended periods. Premium rates generally are level throughout the period of coverage. Premiums are recognized as written upon inception of multi-year policies. Up-front premiums are earned pro-rata over the period of risk. Installment premiums are earned over each installment period.

  b) Deferred premiums

     The collection of premiums owed to Commercial Guaranty Assurance related to certain insured securities are deferred. Certain securities that were purchased by clients at significant discounts from their par values generate cash flows that are insufficient to cover the related insurance premiums. The premiums are

                                CGA GROUP, LTD.

earned over the period of risk and are recorded at the present value of premiums that will be received upon the maturity of such securities.

  c) Deferred acquisition costs

     Deferred acquisition costs are expenses that vary with and are primarily related to the production of business. These costs include compensation, underwriting, certain rating agency fees, legal and other expenses. Deferred acquisition costs are amortized on a straight-line basis over the estimated term of the related insured risks. Commercial Guaranty Assurance evaluates the recoverability of deferred acquisition costs whenever changes in circumstances warrant. If it is determined that an impairment exists, the excess of the unamortized balance over deferred acquisition costs will be charged to earnings.

  d) Reinsurance

     In the ordinary course of business, Commercial Guaranty Assurance cedes exposures under various reinsurance contracts designed to limit losses from certain risks and to protect capital and surplus. The reinsurance of risk does not relieve Commercial Guaranty Assurance of its original liability to its policyholders. In the event that a reinsurer were unable to meet its obligations under the existing reinsurance contracts, Commercial Guaranty Assurance would be liable for such defaulted amounts.

     Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

  e) Reserve for losses and loss adjustment expenses

     A case basis reserve for unpaid losses and loss adjustment expenses may be recorded at the present value of the estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. A general reserve is calculated by applying a loss factor to the total net par amount outstanding of Commercial Guaranty Assurance's insured obligations over the expected term of such insured obligations.

     Management believes that the current level of the provision is adequate to cover the ultimate net cost of claims. The provision is necessarily an estimate and there can be no assurance that the ultimate liability will not differ from such estimates. Commercial Guaranty Assurance will monitor the provision on an ongoing basis and may periodically adjust the provision based on actual loss experience, the future mix of business and economic conditions.

     The provision for losses is reflected on the balance sheet gross of any losses recoverable from reinsurers.

  f) Investments

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in debt securities are designated as available-for-sale and are recorded at fair value, being quoted market value. Any resulting unrealized gains or losses are reflected as a separate component of shareholder's equity as accumulated other comprehensive income and as a separate component of the statement of operations as other comprehensive income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at cost, which approximates fair value. Other investments are carried at cost, which approximates fair value.

     Bond discounts and premiums are accreted or amortized on the effective interest method over the term of the related securities. Realized gains or losses on sale of investments are determined on the basis of specific

                                CGA GROUP, LTD.

identification. Net investment income is recognized when earned and includes interest and amortization of market premiums and discounts and is net of investment management and custody fees.

  g) Statement of cash flows

     For purposes of the statements of cash flows, short-term deposits are composed of deposits with original maturities which are less than three months.

  h) Loss per common share

     CGA Group computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share". Loss per common share is calculated using the loss for the period adjusted for preference dividends, accretion of preference stock to redemption value, and accretion on warrants divided by the weighted average number of common shares outstanding and, if dilutive, shares issuable under outstanding warrants and convertible securities.

  i) Comprehensive Income

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This statement requires CGA Group to report in the financial statements, in addition to net income, comprehensive income and its components. Comprehensive income for CGA Group is comprised solely of changes in unrealized appreciation or depreciation on marketable investments. CGA Group adopted this statement in 1998.

  j) Start-up activities

     The Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. This statement requires CGA Group to expense organization costs as incurred. On July 1, 1998, CGA Group expensed the remaining unamortized organization costs, which is reflected in the financial statements as a change in accounting principle.

3. OTHER INVESTMENTS

     Other investments are comprised of a $5 million note from Cobalt Holdings LLC, a Delaware limited liability corporation which is also the parent company of certain clients of CGA Investment Management. The note is carried at its original cost, which approximates fair value. The note bears interest of 3 month LIBOR plus 1% per annum payable quarterly. The Cobalt Holdings note matures in July, 2013 and was prepaid without penalty on November 4, 1999.

                                CGA GROUP, LTD.

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Other Assets
Other prepaid expenses.....................................   $  513,191       $  222,752
  Prepaid commitment fees..................................      424,931          276,164
  Fixed assets, net of depreciation........................    1,374,211        1,603,600
  Deposits.................................................      338,580          280,000
  Accounts receivable......................................      458,784          368,730
  Other....................................................          737          175,000
                                                              ----------       ----------
  Total Other Assets.......................................   $3,110,434       $2,926,246
                                                              ==========       ==========

5. LOSSES AND LOSS EXPENSES

     The reserve for losses and loss adjustment expenses is established in an amount equal to Commercial Guaranty Assurance's estimate of general and case basis reserves on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and loss adjustment expenses. The general reserve for losses and loss adjustment expenses is calculated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net par amount outstanding of the insured obligations.

     The reserve for losses and loss adjustment expenses is comprised of the following at September 30, 1999 and December 31, 1998:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1999             1998
                                                            -------------    ------------
Case basis reserve........................................   $   69,268      $88,200,000
General reserve...........................................    2,950,000        2,000,000
                                                             ----------      -----------
          Total reserve for losses and loss adjustment
            expenses......................................   $3,019,268      $90,200,000

     The activity in the reserve for losses and loss adjustment expenses is as follows:

                                                        NINE MONTHS ENDED     YEAR ENDED
                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1999               1998
                                                        -----------------    ------------
Balance at January 1..................................    $ 90,200,000       $    55,000
Less reinsurance recoverables.........................      67,400,000                --
                                                          ------------       -----------
Net balance at beginning of period....................      22,800,000            55,000
Net losses and loss expenses incurred.................       8,050,000        22,745,000
Net losses and loss expenses paid.....................     (27,830,732)               --
                                                          ------------       -----------
Net reserve for losses and loss adjustment expenses
  Balance at end of period............................       3,019,268        22,800,000
Reinsurance recoverable...............................              --        67,400,000
                                                          ------------       -----------
Reserve for losses and loss adjustment expenses, gross
  of reinsurance recoverable
Balance at end of period..............................    $  3,019,268       $90,200,000
                                                          ============       ===========

     In October, 1998, the credit ratings on asset-backed securities which clients of Commercial Guaranty Assurance had purchased, and that were originated and serviced by Commercial Financial Services Inc., a

                                CGA GROUP, LTD.

credit-card debt collection company, were withdrawn by the three credit rating companies that rated the most recently issued Commercial Financial Services securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at Commercial Financial Services. The rating agencies, investors and insurers commenced investigations into the allegations. On December 11, 1998, Commercial Financial Services filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Oklahoma (the "Bankruptcy Court"). The Bankruptcy Court approved Commercial Financial Services' rejection of the servicing contracts and other agreements relating to Commercial Financial Services' servicing of the receivables underlying the Commercial Financial Services securities, effective as of June 23, 1999. As a result, servicing in respect of the Commercial Financial Services securities was transferred to the trustees of the respective trusts which issued such securities (Bankers Trust Company, in the case of the Commercial Financial Services securities guaranteed by Commercial Guaranty Assurance), as backup servicers, and their designated sub-servicers.

     Clients of Commercial Guaranty Assurance had previously purchased approximately $212 million face amount of Commercial Financial Services securities, which exposure was guaranteed by Commercial Guaranty Assurance. Commercial Guaranty Assurance had obtained reinsurance for about $162 million face amount of such exposure. In December 1998, Commercial Guaranty Assurance established a $20.8 million case basis reserve in respect of its exposure on Commercial Financial Services securities, representing management's estimate of probable losses on such exposure. In June 1999, Commercial Guaranty Assurance added an additional $7.1 million to its case basis reserve for Commercial Financial Services. In June and September 1999, Commercial Guaranty Assurance made claim payments on its guarantees in respect of Commercial Financial Services securities in the aggregate amount of approximately $117.8 million, of which $90 million consisted of payments from its reinsurer and $27.8 million consisted of Commercial Guaranty Assurance's own funds, paid out of such case basis reserve. In connection with this claim payment, Commercial Guaranty Assurance and its reinsurer received approximately $119.1 million par value of Commercial Financial Services bonds. The bonds have no readily determinable market value and have not been recorded on the books of Commercial Guaranty Assurance. Until Commercial Guaranty Assurance's exposure on Commercial Financial Services securities reaches zero, any future interest payments received on these securities are intended to be used to purchase additional Commercial Financial Services securities from Commercial Guaranty Assurance's clients, thereby further reducing Commercial Guaranty Assurance's exposure.

     As a result of these claim payments and interim principal repayments on the Commercial Financial Services Securities, Commercial Guaranty Assurance's gross exposure in respect of Commercial Financial Services Securities has been reduced to approximately $78.3 million as of September 30, 1999. Of this exposure, approximately $59.9 million is covered by reinsurance, leaving Commercial Guaranty Assurance with a remaining net exposure of approximately $18.4 million. Aggregate incurred losses for Commercial Financial Services securities total $27.9 million (of which $27.8 million has been paid) against par exposure of approximately $46.6 million.

6. REINSURANCE

     In the ordinary course of business, Commercial Guaranty Assurance cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. In the event that all or any of the reinsurers are unable to meet their obligations to Commercial Guaranty Assurance under the existing reinsurance agreements, Commercial Guaranty Assurance would be liable for such defaulted amounts. Commercial Guaranty Assurance also has a $20 million excess of loss reinsurance facility. As stated above, Commercial Guaranty Assurance has reinsured a portion of its exposure to asset-backed securities originated and serviced by Commercial Financial Services.

                                CGA GROUP, LTD.

     In October 1998, Commercial Guaranty Assurance provided credit support on approximately $382 million of securities within two insured portfolios, which was further supported by a "Triple-A" rated reinsurer, using documentation that would permit the insured to proceed directly against the reinsurer. The effect of the described credit support arrangements was to substantially increase the market value of the subject securities. Commercial Guaranty Assurance received a premium of $38.95 million from its clients in connection with these credit support arrangements, and ceded $38.7 million to the aforementioned reinsurer. On April 14, 1999, these credit support arrangements were cancelled and approximately $29.5 million of premium was refunded to the clients.

7. MEZZANINE EQUITY

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1999             1998
                                                            -------------    ------------
Series A: 3,436,501 and 3,211,890 shares issued and
  outstanding.............................................   $    35,546     $    32,119
Additional paid-in-capital................................    84,267,851      75,258,981
                                                             -----------     -----------
Total Series A preferred stock............................   $84,303,397     $75,291,100
                                                             ===========     ===========
Series B: nil and 1,600,000 shares issued and
  outstanding.............................................   $        --     $    16,000
Additional paid-in-capital and pay-in-kind dividends......            --      51,301,149
                                                             -----------     -----------
Total Series B preferred stock............................   $        --     $51,317,149
                                                             ===========     ===========

     CGA Group's Series A preferred stock is subject to mandatory redemption including all accrued and unpaid dividends thereon, on June 17, 2007. The Series A preferred stock is also redeemable at the election of CGA Group at any time.

     The dividends on the Series A preferred stock are declared quarterly by the Board of Directors and paid in additional shares of Series A preferred stock.

     The Series A and Series B preferred stock were each recorded at fair value. The difference between fair value and the redemption value (excluding pay-in-kind dividends) is being accreted over the mandatory redemption period by a charge to shareholders' equity.

     The Series A preferred stock and the Series B preferred stock are voting securities, and are entitled to 7 votes per share and 5 votes per share, respectively, on all matters presented to the security holders of CGA Group for their approval. The Series A preferred stock ranks senior in liquidation preference to all other classes of capital stock of CGA Group, followed by the Series C preferred stock, the Series B preferred stock and the common stock of CGA Group, respectively.

     On March 31, 1999, all issued and outstanding shares of Series B preferred stock were converted into shares of common stock, at a conversion ratio of
11.816 shares of common stock per share of Series B preferred stock. The conversion ratio was based on an assumed value of $3.00 per share of common stock. As a result of the conversion, 18,905,648 new shares of common stock were issued. No shares of Series B preferred stock are currently issued and outstanding. If the $60 million of Series B preferred commitments are called, new shares will be issued with pay-in-kind dividends yielding 7%.

8. SHAREHOLDERS' EQUITY

  a) Common stock

     The number of common shares outstanding as of September 30, 1999 and the year ended December 31, 1998 were as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Issued and outstanding.....................................   28,005,648       9,100,000
Weighted average number of shares..........................   24,908,935       9,100,000

                                CGA GROUP, LTD.

     The common stock of CGA Group carries two votes per share on all matters presented to the security holders of CGA Group for their approval.

  b) Series C preferred stock

     The Series C preferred stock are voting securities and are entitled to 1 vote per share on all matters presented to the security holders of CGA Group for their approval. The book values of shares issued and outstanding as of September 30, 1999 and the year ended December 31, 1998 were as follows:

                                                     SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                     ------------------    -----------------
44,971,346 and nil shares issued and outstanding...     $   449,713               $--
Additional paid-in-capital.........................      49,466,298               --
                                                        -----------               --
Total Series C preferred stock.....................     $49,916,011               $--
                                                        ===========               ==

     The shares of Series C preferred stock, which may be converted into shares of common stock on a one-for-one basis at the holder's option at any time, are mandatorily convertible into shares of common stock upon the occurrence of certain events at the conversion rate specified in CGA Group's Bye-Laws, and are subject to redemption by CGA Group for cash upon the occurrence of certain events at the redemption rate specified in CGA Group's Bye-laws.

     The additional paid in capital has been reduced by approximately $1.2 million in issuance costs and $1.0 million in employee loans. CGA Group holds promissory notes from certain employees in connection with the sale of Series C preferred stock that occurred on April 26, 1999. The notes are repayable in three equal installments and accrue interest at an annual rate of 7%. The employee loan balance represents the original principal loan balance.

9. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the periods ended September 30, 1999 and 1998.

                                                            NINE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                            ------------------    ------------------
Basic loss per share
Numerator:
  Net loss................................................     $ (1,677,949)         $ (2,930,128)
  Series A -- Pay-in-kind dividends paid..................       (8,568,400)           (7,715,430)
  Series A -- Accretion to redemption value...............         (342,849)             (399,990)
  Series A -- Accretion on warrants.......................         (101,048)             (174,027)
  Series B -- Pay-in-kind dividends accrued...............       (2,700,795)           (7,004,735)
  Series B -- Accretion to redemption value...............          (50,137)             (175,478)
                                                               ------------          ------------
Net loss available to common shareholders.................     $(13,441,178)         $(18,399,788)
                                                               ------------          ------------
Denominator:
  Weighted average shares outstanding.....................       24,908,935             9,100,000
                                                               ------------          ------------
  Basic loss per share....................................     $      (0.54)         $      (2.02)
                                                               ============          ============
Diluted loss per share:
Numerator.................................................     $(13,441,178)         $(18,399,788)
                                                               ------------          ------------
Denominator...............................................       24,908,935             9,100,000
                                                               ------------          ------------
  Diluted loss per share..................................     $      (0.54)         $      (2.02)
                                                               ============          ============

                                CGA GROUP, LTD.

     CGA Group has outstanding warrants and Series C preferred stock which were not included in the computation of the diluted loss per share as the effect of these warrants and Series C preferred stock is antidilutive for the periods presented above.

     On June 17, 1997, CGA Group issued warrants to purchase 270,000 shares of common stock in connection with the issuance of 2.6 million shares of Series A preferred stock. All of the warrants are outstanding as of September 30, 1999. These warrants are exercisable at any time on or prior to June 17, 2007 at an exercise price of $.01 per share of common stock.

     CGA Group also issued 847,729 warrants to certain investors and members of management on June 17, 1997. Each such warrant represents the right to purchase one share of common stock on or prior to June 17, 2007. The exercise price of the warrants was lowered from $5 per share to $2.12 per share in connection with the Series B preferred stock conversion into common stock and the issuance of the Series C preferred stock. All such warrants were outstanding as of September 30, 1999. In addition, CGA Group has authorized 1,494,771 warrants for issuance to certain employees. These warrants each represent the right to purchase one share of common stock on or prior to June 17, 2007 at an exercise price of $5 per share. The employee warrants vest ratably over a four-year period and expire if not exercised within thirty days of the employee's termination of employment. As of September 30, 1999, there were 1,315,984 warrants outstanding, of which 657,992 warrants were exercisable. As of December 31, 1998, there were 1,348,129 warrants outstanding, of which 337,032 warrants were exercisable. The total number of common share equivalents not included in the calculation of diluted loss per share was 46,747,067 because they were anti-dilutive.

10. INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at September 30, 1999 and December 31, 1998 by asset type:

                                                     SEPTEMBER 30, 1999    DECEMBER 31, 1998
ASSET TYPE                                               (IN 000'S)           (IN 000'S)
----------                                           ------------------    -----------------
Auto...............................................      $    7,469           $    3,158
Commercial loan and bond obligations...............         299,065              189,375
Commercial mortgage-backed securities..............         462,043              185,754
Corporate asset-backed securities..................         132,490               75,000
Credit card receivables............................         164,765              185,732
Equipment..........................................          18,246               27,129
Future flows.......................................          60,669               39,108
Home equity loans..................................         348,880              236,381
Real estate investment trust debt..................         211,774              381,777
Real estate investment trust preferred stock.......          70,000               70,000
Sovereign debt.....................................         110,000              120,000
Excess of loss reinsurance.........................          91,250               46,250
                                                         ----------           ----------
Total..............................................      $1,976,651           $1,559,664
                                                         ==========           ==========

                                CGA GROUP, LTD.

     The following table presents the credit ratings of the above assets, based on net par outstanding at September 30, 1999 and December 31, 1998:

                                                     SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                     ------------------    -----------------
"AAA"..............................................          4.6%                   4%
"AA"...............................................          1.4%                   3%
"A"................................................         20.0%                  12%
"BBB"..............................................         59.5%                  67%
"BB"...............................................         12.2%                  11%
Not rated..........................................          2.3%                   3%
                                                            ----                  ---
Total..............................................          100%                 100%
                                                            ====                  ===

11. OTHER COMPREHENSIVE INCOME

     Other comprehensive income is comprised of unrealized gains and losses on investments. Accumulated other comprehensive income is as follows:

                                                     NINE MONTHS ENDED        YEAR ENDED
                                                     SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                     ------------------    -----------------
Unrealized appreciation (depreciation) on
  investments
Balance -- beginning of period.....................     $   927,676           $1,638,092
Decrease during period.............................      (5,754,564)            (710,416)
                                                        -----------           ----------
Balance -- end of period...........................     $(4,826,888)          $  927,676
                                                        ===========           ==========

12. SEGMENT REPORTING

     CGA Group has two reportable segments: Commercial Guaranty Assurance and CGA Investment Management (see description of each segment in Note 1). CGA Group's management has identified the operating segments on the basis that they are separate legal entities and that each entity carries on a different type of business. Commercial Guaranty Assurance provides financial guaranty insurance and CGA Investment Management provides investment management services. The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies.

     The table below presents financial information for each of the operating segments.

                                CGA GROUP, LTD.

     As of and for the nine months ended September 30, 1999:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  8,887,662    $        --    $        --    $  8,887,662
Net investment income...............     5,938,658         48,503        412,318       6,399,479
Net realized gains..................        (2,106)            --             --          (2,106)
Management fees/other...............            --      2,130,353             --       2,130,353
Intersegment revenue................            --        235,008        149,425         384,433
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................    14,824,214      2,413,864        561,743      17,799,821
EXPENSES
Operating expenses..................     1,136,211      7,916,243      1,272,027      10,324,481
Acquisition costs...................       502,056             --             --         502,056
Commitment fees.....................       451,233             --             --         451,233
Excess of loss facility.............       150,000             --             --         150,000
Losses and loss adjustment
  expenses..........................     8,050,000             --             --       8,050,000
TOTAL EXPENSES......................    10,289,500      7,916,243      1,272,027      19,477,770
                                      ------------    -----------    -----------    ------------
NET INCOME..........................     4,534,714     (5,502,379)      (710,284)     (1,677,949)
                                      ============    ===========    ===========    ============
ASSETS
Total assets........................  $161,505,812    $ 2,440,128    $15,916,996    $179,862,936
                                      ============    ===========    ===========    ============

---------------
(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

                                CGA GROUP, LTD.

     As of and for the nine months ended September 30, 1998:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT        OTHER          TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  5,748,012    $        --    $        --    $  5,748,012
Net investment income...............     5,858,917         44,660         55,971       5,959,548
Net realized gains..................       791,556             --             --         791,556
Management fees.....................            --      2,154,584             --       2,154,584
Intersegment revenue................            --         61,597             --          61,597
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................    12,398,485      2,260,841         55,971      14,715,297
EXPENSES
Operating expenses..................     1,012,385      9,203,535      1,327,969      11,543,889
Acquisition Costs...................       275,531             --             --         275,531
Commitment Fees.....................       448,767             --             --         448,767
Excess of loss facility.............       150,000             --             --         150,000
Losses and loss adjustment
  expenses..........................     1,300,000             --             --       1,300,000
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................     3,186,683      9,203,535      1,326,969      13,717,187
Cumulative effect of change in
  accounting principle..............    (1,127,353)      (480,207)    (2,320,678)     (3,928,238)
                                      ------------    -----------    -----------    ------------
NET INCOME..........................  $  8,084,449    $(7,422,901)   $(3,591,676)   $ (2,930,128)
                                      ============    ===========    ===========    ============
ASSETS
Total assets........................  $144,323,883    $ 4,307,633    $ 8,185,339    $156,816,855
                                      ============    ===========    ===========    ============

     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.

                                                            NINE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                            ------------------    ------------------
REVENUES
Total revenues for reportable segments....................     $ 17,799,821          $ 14,715,297
Elimination of intersegment revenues......................         (384,433)              (61,597)
                                                               ------------          ------------
Total consolidated revenues...............................     $ 17,415,388          $ 14,653,700
                                                               ============          ============
EXPENSES
Total expenses for reportable segments....................     $ 19,477,769          $ 13,717,187
Elimination of intersegment operating expenses............         (384,432)              (61,597)
                                                               ------------          ------------
Total consolidated expenses...............................     $ 19,093,337          $ 13,655,590
                                                               ============          ============
ASSETS
Total assets for reportable segments......................     $179,862,936          $156,816,855
Intercompany loans........................................       (6,049,694)           (7,588,755)
Other intercompany balances...............................       (2,746,916)           (3,042,629)
                                                               ------------          ------------
Total consolidated assets.................................     $171,066,326          $146,185,471
                                                               ============          ============

                                CGA GROUP, LTD.

13. TAXATION

     CGA Group and Commercial Guaranty Assurance, which are domiciled in Bermuda, have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act, 1966, as amended, of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March 28, 2016. Since CGA Group and Commercial Guaranty Assurance are not engaged in a trade or business in the U.S., there should be no U.S. income taxes due, however, CGA Group and Commercial Guaranty Assurance do file protective U.S. income tax returns. CGA Investment Management is subject to U.S. taxation at regular corporate tax rates, but has tax losses carried forward of approximately $7.65 million and $5.3 million as at December 31, 1998 and 1997 respectively, for which no benefit has been recorded in the financial statements. These tax loss carry-forwards expire in 2013 and 2012, respectively.

14. STATUTORY FINANCIAL DATA

     Under The Insurance Act 1978 of Bermuda, amendments thereto and related regulations, Commercial Guaranty Assurance is required to file an annual Statutory Financial Return and Statutory Financial Statements and is required to maintain certain measures of solvency and liquidity during the period. The statutory capital and surplus at September 30, 1999 and December 31, 1998 were $227,846,188 and $114,898,018, respectively. Statutory net income for the nine months ended September 30, 1999 was $3,446,307 and statutory net loss for the year ended December 31, 1998 was $13,809,607. The principal differences between capital and surplus and statutory net income and shareholders' equity and income as reported in conformity with GAAP relates to deferred acquisition costs and prepaid expenses of Commercial Guaranty Assurance. There were no statutory restrictions on payment of dividends from the retained earnings of Commercial Guaranty Assurance as the required level of solvency was met by the common stock in issue.

15. COMPARATIVE FINANCIAL INFORMATION

     The comparative figures for the year ended December 31, 1998 are based on audited financial statements as of that date.

16. RECENT ACCOUNTING PRONOUNCEMENTS

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. At September 30, 1999 the par value of Commercial Guaranty Assurance's credit default swaps was $230 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of CGA Group and the related notes thereto included elsewhere in this report.

GENERAL

     CGA Group, Ltd., a holding company, was incorporated in Bermuda on June 21, 1996. CGA Group has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd., was incorporated in Bermuda on October 22, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 of Bermuda. This act authorizes Commercial Guaranty Assurance to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the act. Commercial Guaranty Assurance has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations.

     CGA Investment Management, Inc. was incorporated in the state of Delaware in July 1996 by the founders of CGA Group and was acquired at nominal cost to CGA Group on June 9, 1997. CGA Investment Management did not commence operations until after its acquisition by CGA Group. CGA Investment Management is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGA Investment Management provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets.

     CGA Group and its subsidiaries were inactive until June 17, 1997, on which date CGA Group's private placement offering was completed and CGA Group was recapitalized with (a) two classes of preferred stock totaling $105 million, (b) common stock totaling $45.5 million and (c) conditional commitments to purchase $60 million of additional preferred stock. On March 31, 1999, CGA Group sold 43,997,863 shares of its Series C preferred stock to existing shareholders for an aggregate sales price of approximately $51 million. Concurrent with the sale of the Series C preferred stock, all the outstanding shares of Series B preferred stock were exchanged for shares of common stock. On April 26, 1999, CGA Group sold 973,483 shares of Series C preferred stock to employees of CGA Group and its subsidiaries for an aggregate sales price of approximately $1.2 million.

RESULTS OF OPERATIONS

     Total revenues for the quarter ended September 30, 1999 were $5.1 million, of which $2.3 million was from financial guaranty insurance premiums, $0.5 million was from investment management fees and $2.3 million was from investment income. Total revenues for the quarter ended September 30, 1998 were $6.4 million, of which $3.0 million was from financial guaranty insurance premiums, $1.5 million was from investment management fees, $1.7 million was from investment income and $0.2 million was from net realized gains on the sale of investments.

     The net par outstanding insured obligations increased by 7% to $1.97 billion at September 30, 1999, from $1.84 billion as of September 30, 1998. Although gross premiums written increased by 3% in the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, net premiums earned decreased by 23% as a result of an unusually high charge to ceded premiums totaling $1.1 million. This amount included a charge of $0.9 million for the prepaid reinsurance premium related to the Commercial Financial Services securities. As a result of claims paid in September 1999 related to the Commercial Financial Services securities of approximately $45.1 million by Commercial Guaranty Assurance's reinsurer, the reinsured exposure decreased from $126.4 million to $33.2 million, thereby requiring recognition of the $0.9 million charge. Commercial Guaranty Assurance paid an up-front premium of $1.3 million for the reinsurance in

October 1998. There is a balance of $0.3 million remaining in the prepaid reinsurance account related to this exposure as of September 30, 1999.

     Management fees earned by CGA Investment Management decreased by 65% on a comparable quarter basis although assets under management increased by 11% from $1.8 billion at September 30, 1998 to $2.0 billion as of September 30, 1999. A portion of the decrease in management fees earned as a percentage of assets under management is attributable to certain clients of CGA Investment Management having resecuritized approximately $805 million in assets over the period between September 30, 1998 and September 30, 1999. The asset management fees payable to CGA Investment Management in these resecuritization transactions are lower than the asset management fees payable to CGA Investment Management while these assets remained in such clients' investment portfolios. In addition, due to the credit spread widening faced by the capital markets generally in September and October of 1998, certain clients of CGA Investment Management encountered liquidity difficulties. At the request of such clients, CGA Investment Management reduced the amount of the asset management fee by 60%.

     The amount of Commercial Guaranty Assurance's insured portfolio was $1.97 billion net par as of September 30, 1999. The following table shows the net par outstanding of insured obligations, net of reinsurance, at September 30, 1999 and December 31, 1998 by asset type:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
ASSET TYPE                                            (IN 000'S)       (IN 000'S)
----------                                           -------------    ------------
Auto...............................................   $    7,469       $    3,158
Commercial loan and bond obligations...............      299,065          189,375
Commercial mortgage-backed securities..............      462,043          185,754
Corporate asset-backed securities..................      132,490           75,000
Credit card receivables............................      164,765          185,732
Equipment..........................................       18,246           27,129
Future flows.......................................       60,669           39,108
Home equity loans..................................      348,880          236,381
Real estate investment trust debt..................      211,774          381,777
Real estate investment trust preferred stock.......       70,000           70,000
Sovereign debt.....................................      110,000          120,000
Excess of loss reinsurance.........................       91,250           46,250
                                                      ----------       ----------
          Total....................................   $1,976,651       $1,559,664
                                                      ==========       ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at September 30, 1999 and December 31, 1998:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                     -------------    ------------
"AAA"..............................................       4.6%              4%
"AA"...............................................       1.4%              3%
"A"................................................      20.0%             12%
"BBB"..............................................      59.5%             67%
"BB"...............................................      12.2%             11%
Not rated..........................................       2.3%              3%
                                                         -----            ----
Total..............................................       100%            100%
                                                         =====            ====

     Net investment income was $2.38 million for the quarter ended September 30, 1999 and $1.75 million for the quarter ended September 30, 1998. The value of the investment portfolio, other investments, and cash was $155.4 million at September 30, 1999 compared to $133.2 million at September 30, 1998. The higher balance at September 30, 1999, which reflects the reduction of $13.9 million for the Commercial Financial Services securities claim payment, was responsible for the increase in investment income. Cumulative unrealized losses on the investment portfolio as of September 30, 1999 were $4.8 million.

     Operating expenses for the quarter ended September 30, 1999 were $3.4 million, compared to $4.0 million for the quarter ended September 30, 1998. The reduction resulted from lower personnel and legal costs.

     Total revenues for the nine months ended September 30, 1999 were $17.4 million, compared to $14.6 million for the nine months ended September 30, 1998. The $2.8 million increase is primarily attributable to the increase in premiums earned due to the growth in insured par exposure. Net investment income for the nine months ended September 30, 1999 increased by $0.4 million compared to the same period in 1998 due to higher investment balances which resulted from the proceeds of the Series C preferred stock received on March 31, 1999. Operating expenses for the nine months ended September 30, 1999 decreased by $1.5 million. The expenses would have been only $0.3 million lower than the comparable period in 1998 except for the non-recurring expense of $1.2 million of client acquisition costs in the second quarter of 1998 which had previously been capitalized.

     In October 1998, the credit ratings on asset-backed securities which clients of Commercial Guaranty Assurance had purchased, and that were originated and serviced by Commercial Financial Services Inc., a credit-card debt collection company, were withdrawn by the three credit rating companies that rated the most recently issued Commercial Financial Services securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at Commercial Financial Services. The rating agencies, investors and insurers commenced investigations into the allegations. On December 11, 1998, Commercial Financial Services filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Oklahoma (the "Bankruptcy Court"). The Bankruptcy Court approved Commercial Financial Services' rejection of the servicing contracts and other agreements relating to Commercial Financial Services' servicing of the receivables underlying the Commercial Financial Services securities, effective as of June 23, 1999. As a result, servicing in respect of the Commercial Financial Services securities was transferred to the trustees of the respective trusts which issued such securities (Bankers Trust Company, in the case of the Commercial Financial Services securities guaranteed by Commercial Guaranty Assurance), as backup servicers, and their designated sub-servicers.

     Clients of Commercial Guaranty Assurance had previously purchased approximately $212 million face amount of Commercial Financial Services securities, which exposure was guaranteed by Commercial Guaranty Assurance. Commercial Guaranty Assurance had obtained reinsurance for about $162 million face amount of such exposure. In December 1998, Commercial Guaranty Assurance established a $20.8 million case basis reserve in respect of its exposure on Commercial Financial Services securities, representing management's estimate of probable losses on such exposure. In June 1999, Commercial Guaranty Assurance added an additional $7.1 million to its case basis reserve for Commercial Financial Services. In June and September 1999, Commercial Guaranty Assurance made claim payments on its guarantees in respect of Commercial Financial Services securities in the aggregate amount of approximately $117.8 million, of which $90 million consisted of payments from its reinsurer and $27.8 million consisted of Commercial Guaranty Assurance's own funds, paid out of such case basis reserve. In connection with this claim payment, Commercial Guaranty Assurance and its reinsurer received approximately $119.1 million par value of Commercial Financial Services bonds. The bonds have no readily determinable market value and have not been recorded on the books of Commercial Guaranty Assurance. Until Commercial Guaranty Assurance's exposure on Commercial Financial Services securities reaches zero, any future interest payments received on these securities are intended to be used to purchase additional Commercial Financial Services securities from Commercial Guaranty Assurance's clients, thereby further reducing Commercial Guaranty Assurance's exposure.

     As a result of these claim payments and interim principal repayments on the Commercial Financial Services securities, Commercial Guaranty Assurance's gross exposure in respect of Commercial Financial Services securities has been reduced to approximately $78.3 million as of September 30, 1999. Of this exposure, approximately $59.9 million is covered by reinsurance, leaving Commercial Guaranty Assurance with a remaining net exposure of approximately $18.4 million. Aggregate incurred losses for Commercial Financial Services securities total $27.9 million (of which $27.8 million has been paid) against par exposure of approximately $46.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     CGA Group capitalized Commercial Guaranty Assurance with $125 million. On March 31, 1999, CGA Group contributed an additional $27.2 million to Commercial Guaranty Assurance using proceeds from the sale of CGA Group's Series C preferred stock. Alliance Capital Management Corporation manages Commercial Guaranty Assurance's entire investment portfolio. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher and denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. CGA Investment Management was capitalized with $3 million. It has required additional funding from CGA Group since its commencement of operations through September 30, 1999 of $12.0 million to cover its operations. It is projected to require additional funding at least through 2002 while it continues to build its assets under management up to an amount that generates sufficient fee income to cover its operations.

     On a consolidated basis, CGA Group used $21.4 million of cash from operating activities during the nine months ended September 30, 1999, compared to $0.5 million for the nine months ended September 30, 1998. CGA Group would have generated $6.5 million from operating activities during the nine months ended September 30, 1999 if the $27.9 million of losses related to the Commercial Financial Services securities had not been incurred.

     CGA Group applied $26.2 million of net cash to investing activities during the nine months ended September 30, 1999, compared to $3.4 million in the first nine months of 1998. Cash flows from financing activities in the nine months ended September 30, 1999 resulted from the sale of Series C preferred stock, which raised net proceeds of $49.9 million.

     On April 26, 1999, CGA Group sold 973,483 shares of Series C preferred stock to employees of CGA Group and its subsidiaries. The shares were sold for $1.20 each, for a total of $1.2 million. The shares were 90% financed by CGA Group at 7% per annum with equal principal installments due annually over a three-year period commencing April 26, 2000.

     CGA Group does not expect to pay cash dividends to its shareholders. Commercial Guaranty Assurance's Board of Directors has passed a resolution that Commercial Guaranty Assurance will not declare or pay cash dividends during the first five years of operations. After such five-year period, Commercial Guaranty Assurance intends to comply with dividend restrictions, if any, imposed by Duff & Phelps subject to covenants contained in the subscription agreements for the various classes of CGA Group's stock. In addition, Commercial Guaranty Assurance's dividend payments are subject to certain limitations under Bermudian insurance regulations that require minimum solvency margins and liquidity ratios.

     Commercial Guaranty Assurance monitors its exposure on a routine basis and stays in close contact with Duff & Phelps to ensure that its "Triple-A" rating is maintained. Commercial Guaranty Assurance has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. CGA Group also has commitments which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of additional Series B preferred stock. Should those commitments be called upon, the proceeds would likely be used to increase the capital of Commercial Guaranty Assurance. The commitments must be funded in the event that Duff & Phelps notifies

CGA Group at least 45 days prior to June 17, 2002 that Commercial Guaranty Assurance's rating will otherwise be downgraded below a "Triple-A" rating.

YEAR 2000

     CGA Group's primary uses of software systems are for corporate and investment portfolio accounting, as well as investment underwriting and analysis. CGA Group's current systems have recently been purchased or leased as CGA Group commenced operations in June 1997 and are believed to be Year 2000 compliant. Therefore, CGA Group believes that the risk of Year 2000 compliance is not significant as it relates to its computer systems. CGA Group has incurred no material costs to date and expects to incur no material costs in the future to make its systems Year 2000 compliant.

     CGA Group has reviewed its exposure to Year 2000 issues resulting from its customers and vendors' computer systems. CGA Group has contacted its vendors regarding the state of their remediation activities for material Year 2000 issues. CGA Group does not expect that there will be material disruptions to its business or material costs associated with any Year 2000 disruption by its customers and vendors. However, the cost and timing of third party Year 2000 compliance is not within CGA Group's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply. CGA Group will continue to monitor Year 2000 compliance and formal contingency plans will be formulated if CGA Group identifies specific areas where there is a substantial risk of Year 2000 problems occurring. No specific areas are identified as of this date.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report on Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail herein and in other documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) financial difficulties encountered by an insured of the Company's insurance company subsidiary, (ii) uncertainties relating to government and regulatory policies (such as subjecting the company and/or its subsidiaries to insurance regulation or taxation in additional jurisdictions), (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) the risks relating to the claims-paying ability rating of the Company's insurer subsidiary, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates on inflation and other economic conditions (viii) ability to collect reinsurance recoverables (ix) developments in global financial markets which could affect the Company's investment portfolio, and (x) risks associated with the development of new products and services. The words "believe", "anticipate", "considered to be", "project", "plan", "expect", "intend", "will likely result" or " will continue" and similar expressions identify forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

    (b) Reports on Form 8-K

     CGA Group filed no Current Report on Form 8-K during the quarter ended September 30, 1999.

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

Date:  November 15, 1999

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
       10.13         Employment Agreement, as of January 1, 1997, by and between
                     CGA Investment Management, Inc. and Jean-Michel Wasterlain,
                     incorporated herein by reference to Exhibit 10.13 to the
                     Registration Statement
       10.14         Employment Agreement, as of June 30, 1997, by and between
                     CGA Investment Management, Inc. and Michael M. Miran,
                     incorporated herein by reference to Exhibit 10.18 to the
                     Registration Statement
       10.15         Employment Agreement, as of January 1, 1997, by and between
                     CGA Investment Management, Inc. and Kem H. Blacker,
                     incorporated herein by reference to Exhibit 10.16 to the
                     Registration Statement
       10.16         Employment Agreement, as of August 1, 1997, by and between
                     CGA Investment Management, Inc. and Landon D. Parsons,
                     incorporated herein by reference to Exhibit 10.16 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 1998
       10.17         CGA Group, Ltd. Founders' Common Stock Subscription
                     Agreement, dated as of June 12, 1997, among CGA Group, Ltd.,
                     CGA Funding, L.P., and certain Founders of CGA Group, Ltd., incorporated herein by reference to Exhibit 10.17 to the
                     Registration Statement
       10.18         Series C Convertible Cumulative Voting Preferred Stock
                     Subscription Agreement, dated as of March 31, 1999,
                     incorporated herein by reference to Exhibit 10.18 to the
                     Registration Statement.
       10.19         Agreement dated as of March 1, 1999 by and among CGA Group,
                     Ltd. and the holders of the Series C Preferred Stock,
                     incorporated herein by reference to Exhibit 10.19 to the
                     Registration Statement.
       10.20         Restricted Stock Purchase Agreement and Promissory Note,
                     dated as of April 26, 1999, between CGA Group, Ltd. and the employees thereof listed in Exhibit B thereto, incorporated herein by reference to Exhibit 10.20 to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended June 30,
                     1999 (the "June 30, 1999 10-Q").
       10.21         CGA Group, Ltd. Chief Financial Officer's Certificate As To
                     Adjustment to Exercise Price of Warrants Issued Pursuant to
                     the Sponsoring Investors and Founders Stock Warrant Plan,
                     dated May 18, 1999, incorporated herein by reference to
                     Exhibit 10.21 to the June 30, 1999 10-Q
       27.1          Financial Data Schedule