Form 10-K
period 1999-12-31
CGA GROUP LTD
filed 2000-03-30
CIK 1049632

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 001-49632

                                 CGA GROUP, LTD.
              -----------------------------------------------------
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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of common stock, par value $0.01 per share of CGA Group, Ltd. held by non-affiliates of the Registrant on March 1, 2000 was approximately $60 million. As of March 1, 2000, 28,005,648 shares of Common Stock, $0.01 par value per share, 3,676,821 shares of Series A Cumulative Voting Preference Shares, $0.01 par value per share, and 44,971,346 shares of Series C Cumulative Voting Preference Shares, $0.01 par value per share, were outstanding.


================================================================================

                                                  CGA GROUP, LTD.
                                             ANNUAL REPORT ON FORM 10-K
                                        FOR THE YEAR ENDED DECEMBER 31, 1999

                                                     ----------

                                                 TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                          ----
  PART I

Item 1.     Business .................................................................................       1

Item 2.     Properties ...............................................................................      13

Item 3.     Legal Proceedings ........................................................................      13

Item 4.     Submission of Matters to a Vote of Security Holders ......................................      13

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ....................      14

Item 6.     Selected Financial Data ..................................................................      14

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ....      14

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ...............................      20

Item 8.     Financial Statements and Supplementary Data ..............................................      24

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....      24

PART III

Item 10.    Directors and Executive Officers of the Registrant .......................................      25

Item 11.    Executive Compensation ...................................................................      28

Item 12.    Security Ownership of Certain Beneficial Owners and Management ...........................      31

Item 13.    Certain Relationships and Related Transactions ...........................................      35

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................      36

Signatures ...........................................................................................      37

Index to Financial Statements and Schedules ..........................................................      38

Independent Auditors' Report on Financial Statements .................................................      39

Financial Statements and Schedules

Index to Exhibits

Exhibits

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

None

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Report on Form 10-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. The forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail herein and in other documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to, (i) financial difficulties encountered by an insured of the Company's insurance company subsidiary, (ii) uncertainties relating to government and regulatory policies (such as subjecting the Company and/or its subsidiaries to insurance regulation or taxation in additional jurisdictions), (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) risks relating to the claims-paying ability rating of the Company's insurer subsidiary, (vi) loss of the services of any of the Company's executive officers, (vii) changing rates of inflation and other economic conditions, (viii) ability to collect reinsurance recoverables, (ix) the competitive environment in which the Company operates, (x) developments in global financial markets which could affect the Company's investment portfolio, and (xi) risks associated with the development of new products and services. The words "believe", "anticipate", "considered to be", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue emphasis on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The Company also provides investment management and investment advisory services to investment vehicles and other clients. These services are provided through the Company's other wholly-owned subsidiary, CGA Investment Management, Inc. ("CGAIM"), a Delaware corporation that is registered as an investment adviser with the Securities and Exchange Commission (the "Commission") under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). CGA and CGAIM are sometimes referred to herein as the "Subsidiaries."

     The primary clients of CGA and CGAIM are St. George Holdings, Ltd., a Cayman Islands company ("SG Holdings"), and its subsidiaries (collectively, "St. George") and Cobalt Holdings LLC, a Delaware limited liability corporation ("Cobalt Holdings"), and its subsidiaries (collectively, "Cobalt"). Most of CGA's premiums and CGAIM's management fees originate from St. George and Cobalt.

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

     CGA's insurance is available via unaffiliated non-U.S. insurance brokers to a customer base that includes investment and commercial banks with significant real estate and asset-backed advisory businesses, commercial mortgage loan origination and asset-backed repackaging operations, and other participants in the securitization markets.

OVERVIEW OF THE SUBSIDIARIES

     CGA focuses on the Company's primary business of issuing financial guaranty insurance policies, while CGAIM provides investment and collateral management services and financial advisory services including transaction structuring advice.

     The main office address of the Company and CGA is Craig Appin House, 8 Wesley Street, Hamilton HM 11 Bermuda. The main office address of CGAIM is 17 State Street, New York, New York 10004.

COMMERCIAL GUARANTY ASSURANCE, LTD.

     Commercial Guaranty Assurance, Ltd. ("CGA") is an insurance company incorporated in Bermuda with limited liability. CGA was incorporated on October 16, 1996, and commenced operations in June 1997. CGA is licensed as a Class 3 insurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations. CGA's claims-paying ability is rated "AAA" by Duff & Phelps Credit Rating Company ("DCR"), the highest rating assigned by DCR. CGA's claims-paying ability is also rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service Limited ("DBRS") and Canadian Bond Ratings Service Inc. ("CBRS"). CGA issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities and other financial obligations. Because CGA's credit rating is "Triple-A", all securities and other obligations guaranteed by CGA are rated "Triple-A" by DCR and, if applicable, DBRS and CBRS.

     CGA's "Triple-A" ratings are supported by an aggregate of approximately $222 million in claims-paying resources (as of December 31, 1999), consisting of
(i) approximately $142 million in statutory capital, (ii) an irrevocable capital commitment (the "Capital Commitments") on the part of certain existing shareholders of CGA Group to purchase an aggregate of $60 million in Series B preferred shares of CGA Group in the event DCR requires such commitment to be funded in order for CGA to maintain its "Triple-A" rating (for a description of the Capital Commitment, see Item 12-- "Security Ownership of Certain Beneficial Owners and Management"), (iii) a $20 million excess of loss insurance policy provided by ACE Capital Re Overseas Ltd. (formerly known as KRE Reinsurance Ltd.) an indirect wholly owned subsidiary of ACE, Ltd. (a shareholder of the Company).

     On March 7, 2000, Fitch IBCA, Inc. ("Fitch"), announced that it intended to acquire DCR, subject to obtaining all requisite shareholder and regulatory approvals. CGA is not currently rated by Fitch. If such acquisition is consummated, it is unclear what action, if any, Fitch will take in respect of CGA's "AAA" rating from DCR.

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

CREDIT ENHANCEMENT BUSINESS

     CGA's principal business is the issuance of financial guaranty insurance policies which guarantee timely payment of interest, principal and other amounts in respect of securities and other financial obligations. CGA primarily insures investment grade securities in the commercial real estate and asset backed securities markets, and also insures the liabilities of investment vehicles which invest in structured securities, including asset backed securities ("ABS"), commercial mortgage backed securities ("CMBS"), senior securities issued by real estate investment trusts ("REIT's"), and other securities and financial obligations. A financial guaranty insurance policy is used in the capital markets as a credit enhancement instrument to guarantee payments of principal, interest and other amounts in accordance with the original debt service schedule of the security. In the event the issuer of the security defaults on its payment obligations, the financial guarantor makes the scheduled payments. In these instances, the insurer generally has the option, but not the obligation, to repay the security on an accelerated basis. The financial guaranty insurance policy is unconditional, irrevocable and noncancellable.

     The fundamental business proposition of all financial guarantors is to elevate to a "Triple-A" level securities which would otherwise have a lower rating. Issuers of securities rated lower than "Triple-A" purchase financial guaranty insurance policies to enhance the rating of such securities to "Triple-A", thereby reducing their borrowing costs and/or increasing the liquidity of their securities. In turn, the guarantor collects a premium (payable either upon issuance of its policy or periodically in installments) equal to a significant portion of the savings resulting from the improved trading levels of the guaranteed securities.

     Generally, an issuer will purchase a financial guaranty insurance policy to increase the ratings of its securities to "Triple-A" only when the yield on the uninsured security exceeds the sum of (i) the annual premium rate charged to upgrade the security to "Triple-A,"(ii) the yield on the same security when enhanced to a "Triple-A" level, and (iii) some incentive or "savings" for the issuer. Therefore, the ability of a financial guarantor to sell its credit enhancement is a function of the credit spreads available in a market (the difference, for example, in the yield of a security rated "Triple-A" without insurance and the yield of a similar security rated "Triple-B"), the trading level achieved as a result of the "Triple-A" guaranty policy, and the premium charged for the insurance.

     One of CGA's primary target markets is investment vehicles which purchase structured securities. Therefore, a substantial portion of CGA's guaranty business is generated from advisers to these investment vehicles. In these transactions, CGA's policies typically guaranty the liabilities issued by the investment vehicle. In these cases, and as a condition to issuing its policy, CGA generally requires that the investment vehicle adopt investment guidelines acceptable to CGA.

ZERO-LOSS UNDERWRITING STANDARD

     CGA underwrites all risks insured by it to a "zero loss" standard--that is, obligations insured by CGA are required to be structured with sufficient levels of excess collateral or other first loss protection so that CGA anticipates no losses on each risk insured without regard to the premium collected thereon or the investment income related thereto. To this end, each policy written by CGA is required to meet the criteria specified in the underwriting guidelines adopted by its Board of Directors. CGA is able to deviate from such guidelines on a case-by-case basis only in accordance with procedures established by its Board of Directors. There can be no assurance, however, that CGA will not incur losses with respect to such insured obligations.

     CGA's underwriting guidelines are intended to provide multiple layers of loss protection. Structured securities and other obligations insured by CGA are generally backed by pools of assets having reasonably predictable cash flows. These securities typically provide for one or more forms of overcollateralization (such as excess collateral, excess cash flow, excess "spread" or reserves) or third-party protections (such as bank letters of credit, guarantees, net worth maintenance agreements or reinsurance policies). On a transaction by transaction basis, overcollateralization or third-party protections which assume the primary risk of financial loss are used to protect CGA against losses. Overcollateralization or third-party protections may not, however, be required in transactions in which CGA is insuring the obligations of certain highly rated issuers that typically are regulated or have implied or explicit government support, or sovereign credits.

     CGA manages its exposure on an ongoing basis and is currently monitored by DCR, DBRS and CBRS to ensure that it is operating in a manner consistent with its "Triple-A" ratings.

CGA'S INSURED BOOK OF BUSINESS

     CGA focuses on insuring the "Single-A" and "Triple-B" rated classes or tranches of ABS, CMBS, senior debt of REITs and other structured securities. CGA also provides financial guarantees to investment vehicles which invest in these securities. As of December 31, 1999, CGA's five largest exposures by asset type were to (i) CMBS, (ii) home equity loans ("HELs"), (iii) collateralized debt obligations ("CDOs"), (iv) senior REIT securities, and (v) subordinated classes of credit card securitizations ("CIAs"). Each of these asset types is briefly described below.

     CMBS. Commercial mortgage backed securities are securities collateralized by loans which are secured by mortgages on commercial real estate. The CMBS obligations are repaid by the principal and interest collected on the underlying mortgage loans. As of December 31, 1999, CGA had a total of $614.2 million in CMBS exposure. The CMBS transactions in CGA's portfolio are predominately "BBB" rated classes of multi-class issuances (60.6% "BBB", 24.2% "A" and 15.2% "BB"). CMBS transactions are backed by highly diversified (by property type, obligor and geography) pools of commercial mortgages. Property types typically include office buildings, multi-family housing, industrial, warehouse and hotels. The CMBS book consists primarily of fixed rate long term (10-11 years) assets, but the book also has a growing concentration in shorter (3-5 year average life) floating rate assets.

     HELs. Home equity loans are generally first-lien residential mortgage loans made to borrowers who do not qualify for agency conforming loans due to credit reasons, lack of income documentation, higher debt to income ratios, or non-standard property type (such as investment properties). HEL transactions are backed by highly diversified pools of such loans. Securities backed by HELs are currently the largest asset class in the public ABS market. As of December 31, 1999, CGA had a total of $374.3 million in HEL ABS exposure. The HEL transactions in CGA's portfolio are predominately "BBB" rated classes of multi-class issuances (73.2% "BBB", 19.5% "A", 2.4% "AA", and 4.9% "BB"). The weighted average life of CGA's HEL book is approximately four years.

     CDOs. Collateralized debt obligations are securities backed by diversified (by obligor and industry) pools of high yield corporate bonds and/or bank loans. Issuance of CDOs has grown rapidly over the last four years, largely as a result of banks trying to find a more efficient means to syndicate corporate credit risk. As of December 31, 1999, CGA had a total of $327.3 million in CDO exposure. The majority of CDO transactions in CGA's portfolio are "BBB"rated classes of multi-class issuances (61.2% "BBB", 23.8% "A" and 15.0% "AAA"). The weighted average life of CGA's CDO book is approximately eight years.

     REIT Senior Securities. REITs are typically public companies that own real estate but are structured to qualify for an exemption from U.S. income tax so long as at least 90% of the REIT's net taxable income is distributed to its shareholders. REITs invest in all segments of the commercial real estate market, but generally each REIT focuses on a specific property type or market niche. The REITs targeted by CGA are public companies with a market capitalization of over $1 billion that own portfolios of apartment buildings, office buildings, retail or industrial properties and that are generally well diversified geographically. As of December 31, 1999, CGA had a total of $326.8 million in REIT exposure. The REIT exposures in CGA's portfolio are of three types: (i) senior unsecured debt issued by the REIT (68.9%); (ii) a pool policy and a subordinated note backed by a diversified pool of senior REIT debt (9.7%); and (iii) REIT preferred stock (21.4%). REIT exposure includes: (i) short dated (approximately 8 years and shorter) senior REIT debt; (ii) perpetual REIT preferred and 30 year subordinated notes; and (iii) the 30 year pool policy and two five year default swaps issued by CGA as financial guarantees.

     CIAs. CIAs or credit card "C" pieces are the most junior tranche of a bank sponsored credit card securitization. Traditionally, this tranche of credit enhancement was usually provided by a highly rated bank. However, due to tightened capital adequacy guidelines, most of the traditional bank providers of this tranche of credit enhancement have exited this line of business, leaving an opportunity for investors who are willing to purchase these securities. As of December 31, 1999, CGA had a total of $148 million in CIA exposure. The CIA transactions in CGA's portfolio are all "BBB" rated classes of credit card securitizations. These transactions are issued out of highly diversified, master trusts containing billions of dollars of credit card receivables. The weighted average life of CGA's CIA book is approximately five years.

INSURANCE IN FORCE

     The following tables show CGA's net par outstanding insured obligations (after reinsurance) at December 31, 1999 by asset type and by credit rating:

  ASSET TYPE                                   U.S.$ THOUSANDS        PERCENTAGE
  ----------                                   ---------------        ----------
  ABS Consumer (including HELs and CIAs) .....    $  656,075               29%
  CMBS .......................................       614,217               28%
  ABS Corporate (including CDOs) .............       459,909               21%
  REIT Debt ..................................       256,774               11%
  Sovereign ..................................        90,000                4%
  Corporate ..................................        87,490                4%
  REIT Preferred .............................        70,000                3%
 .............................................    ----------              ---
      TOTAL ..................................    $2,234,465              100%
                                                  ==========              ===

  CREDIT RATING                                U.S.$ THOUSANDS        PERCENTAGE
  ----------                                   ---------------        ----------
     "AAA" ................................... $   80,267                4%
     "AA" ....................................     40,720                2%
     "A" .....................................    550,166               25%
     "BBB" ...................................  1,305,450               58%
     "BB" ....................................    212,791                9%
     Not Rated ...............................     45,071                2%
                                               ----------              ---
     TOTAL ................................... $2,234,465              100%
                                               ==========              ===

BERMUDA DOMICILE

     Bermuda is recognized internationally as a leading center for the transaction of insurance and reinsurance business. The Bermuda insurance market is known for its innovative and sophisticated approach to risk management, which has helped attract new capital into this market. As of December 31, 1999, there were over 1,500 insurance companies and insurance captives domiciled in Bermuda, which have in the aggregate over $50 billion in capital. The holding companies of a number of the largest Bermuda insurance and reinsurance companies are listed on the New York Stock Exchange and other major exchanges. The international business community in Bermuda includes subsidiary operations of more than three-quarters of the "Fortune 500". Insurance companies in Bermuda are supported by a highly developed social and business infrastructure, including skilled personnel, a strong international banking system and information technology of the highest quality. Favorable tax treatment, supervision by one regulatory body (as compared with the United States, where insurance companies are regulated on a state by state basis) and Bermuda's proximity to the United States are all key advantages.

INVESTMENT PORTFOLIO

     CGA invests its capital, premiums received from its insurance business, and earnings thereon in an investment portfolio. This investment portfolio is CGA's primary source of claims-paying ability. CGA manages its investment portfolio with the objectives of protecting its claims-paying ability ratings, maintaining a high level of liquidity, making investments in U.S. dollar denominated securities which generate non-U.S. source income, and within these constraints, obtaining market level long-term total returns. CGA's investment guidelines are consistent with these objectives.

     All of CGA's investments must comply with investment guidelines adopted by its Board of Directors. The minimum rating level for an investment is at least "Double-A minus" or the equivalent by a nationally recognized credit rating agency. CGA's policy is to invest only in investments which are readily marketable with no legal or contractual restrictions on resale. No investment is allowed if the investment would generate U.S. source income to CGA.

     The investment manager for CGA is Alliance Capital Management Corporation ("Alliance"). Subject to the investment guidelines determined by CGA's Board of Directors, Alliance has discretion to, among other things, buy, sell, retain, or exchange investments. Alliance has entered into an investment management agreement with CGA, which is terminable by either party upon 30 days' written notice.

     The following tables summarize CGA's investments by country and by type of debt security, in each case as of December 31, 1999:

 COUNTRY                PERCENTAGE           TYPE                 PERCENTAGE
 -------                ----------           ----                 ----------
 Germany                    22%              Banking                   42%
 Supra-national             21%              Financial                 25%
 UK                          9%              Sovereign                 22%
 Japan                       9%              Corporate                  6%
 Netherlands                 9%              Public utilities           4%
 France                      5%              Industrial                 1%
 Canada                      5%                                       ----
 Italy                       3%                  TOTAL                100%
 Sweden                      2%                                       ====
 Belgium                     2%
 Denmark                     2%
 Australia                   2%
 Other                       9%
                          -----
     TOTAL                 100%
                          =====

     At December 31, 1999, no investments in CGA's investment portfolio were rated less than "Double-A minus" or the equivalent. The average yield to maturity on the investment portfolio was 6.8% as of December 31, 1999.

     At December 31, 1999, the portfolio holds over eighty different securities, of which each comprise less than 3% of the portfolio except for one, which comprises 3.2%. The largest concentration of securities from a single issuer held by the portfolio is 6.3%.

RISK MANAGEMENT

     The primary risk assumed by CGA when it issues an insurance policy is the credit risk taken in respect of the insured obligation. CGA assumes credit risk both when it guarantees a security directly, and when it guarantees the liabilities of investment vehicles which invest in these securities. The most significant mitigant to credit risk is proper credit underwriting. All securities and other financial obligations proposed to be insured by CGA, whether directly (as when CGA issues an insurance policy guaranteeing an individual asset) or indirectly (as when CGA guarantees the liabilities of an investment vehicle), are subjected to an intensive credit underwriting process. As described above, CGA underwrites all risks insured by it to a "zero loss" standard. A zero loss standard means that all obligations insured by CGA are structured with sufficient levels of "first loss" credit protection so that CGA expects no losses on any insured obligation, even under stress scenarios.

     The actual process of underwriting new transactions follows several steps. The proposed transactions are typically received by CGA from Bermuda based brokers. CGA then performs a quantitative and qualitative risk assessment that includes stress testing the transaction to a zero-loss standard, a review of the economic rationale and the motivation of participants, an analysis of relative value and a legal review of the transaction structure. As part of the risk assessment process, CGA also performs an economic analysis of each transaction, including a review of the proposed pricing relative to credit spreads for similar assets available in the market and the return to equity ("ROE") to CGA based on capital charges assessed by DCR.

     If a transaction is determined to be consistent with CGA's zero loss underwriting standard and risk adjusted ROE requirements, it is then subjected to several additional levels of review and approval. First, all transactions require approval of CGA's Underwriting Committee. Secondly, DCR receives transaction summaries prior to execution and CGA and DCR review these transactions with CGA in weekly conference calls. Finally, the Underwriting Committee of the Board of Directors of CGA Group reviews all executed transactions on a quarterly basis.

   SINGLE RISK LIMITS

     CGA further mitigates credit risk exposure through the use of single risk limits. Single risk limits are the maximum exposure CGA will take to a particular issuer of securities or, more accurately, to a single revenue source. The limits vary by credit rating of the underlying asset, the perceived risk of the sector, and whether CGA assumes the risk by providing direct or indirect insurance.

   SURVEILLANCE

     Credit risk is also mitigated by active surveillance, which provides CGA with the ability to anticipate problems and proactively minimize exposure to problem credits. CGA monitors and reviews its exposure on an ongoing basis.

Surveillance for transactions in the St. George and Cobalt investment vehicles is currently performed by CGAIM on behalf of CGA pursuant to a surveillance contract. In accordance with the provisions of this agreement, CGAIM monitors each asset owned by each St. George and Cobalt vehicle and provides detailed surveillance reports to CGA on a monthly or quarterly basis, depending on asset type. Surveillance for non-St. George/Cobalt exposures is performed by CGA personnel. In each case, surveillance procedures are customized to the type of transaction in the same manner that underwriting is transaction-type specific, but generally include the review of monthly or quarterly servicer and trustee reports, and periodic "on site" due diligence visits with originators and servicers. In addition, CGA is also monitored by DCR, CBRS and DBRS to ensure that CGA operates in a manner consistent with its "Triple-A" ratings. CGA also benefits from the oversight provided by the CGA Group Board of Directors.

   RESERVES

     CGA maintains a general loss reserve for all insured obligations. A general loss reserve is a balance sheet liability representing management's estimate of ultimate liability for potential losses and loss adjustment expenses with respect to insured obligations.

     In addition to this general loss reserve, CGA reflects its liability for the ultimate payment of incurred losses and loss adjustment expenses in respect of specific insured obligations by establishing case basis loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to such insured obligations. Case basis reserves are established for insured risks at such time as the likelihood of a future loss is probable and determinable. To date, the only case basis reserve established by CGA was with respect to the CFS Securities insured by CGA. (See "--Claims".)

     Reserves are necessarily based on estimates. Because it is difficult to establish a meaningful statistical base due to the absence of a sufficient number of losses in CGA's financial guaranty insurance activities and in the financial guaranty industry generally, there can be no assurance that CGA's general or case basis reserves will be adequate to cover losses in CGA's insured book of business. CGA reviews its estimates on an ongoing basis and, as experience develops and new information becomes known, CGA will adjust its reserves as necessary.

   CONTINGENCY RESERVE

     As a Bermuda based Class 3 insurer (as defined herein), CGA generally is not required to establish contingency reserves. If CGA were to assume reinsurance from a U.S. domiciled financial guaranty insurer, then CGA would be required to maintain contingency reserves, which would be maintained as part of CGA's general reserves. See "Regulation."

   REINSURANCE

     In order to minimize losses from large exposures and to protect capital and surplus, CGA may cede a portion of its exposure on a particular transaction or transactions to one or more reinsurers. To the extent that a risk has been reinsured, if CGA were to incur a loss on the reinsured transaction, the reinsurer(s) would be obligated to pay to CGA their proportionate share of the loss. The reinsurance of risk, however, does not relieve CGA of its original liability to policyholders. In the event that a reinsurer was unable to meet its obligations under a reinsurance contract, CGA would remain liable for losses covered by the applicable policy issued by CGA. To the extent that CGA utilizes reinsurance, CGA has given Capital Reinsurance Company ("Cap Re"), an indirect, wholly-owned subsidiary of ACE, Ltd. (a shareholder of the Company) rated "AAA" for claims-paying ability by Standard & Poor's Corporation ("S&P") and Fitch, and "Aa2" by Moody's Investor Services, Inc. ("Moody's"), a right of first offer to provide such reinsurance. CGA's aggregate exposure to reinsurers was $109.7 million as of December 31, 1999.

     CGA has entered into an excess of loss reinsurance facility agreement dated as of June 12, 1997, as amended, with ACE Capital Re Overseas Ltd. (formerly known as KRE Reinsurance Ltd.), an indirect wholly owned subsidiary of ACE, Ltd. The obligations of ACE Captial Re Overseas under this agreement are guaranteed by ACE Capital Re International, Ltd., another wholly owned subsidiary of ACE, Ltd. which is rated "AA" by S&P and DCR. The agreement provides for a $20 million limit of liability during its nine year term, with no reinstatement of the limit in the event of loss payments. The Agreement covers all policies and guarantees written and reinsurance assumed by CGA from its inception until June 12, 2006.

   CLAIMS

     Even though all risks insured by CGA are underwritten to a "zero loss" standard, CGA is prepared to deal with claims in the event they should materialize. CGA's actions in respect of potential claims would include the review and investigation of loss reports, creation and maintenance of claim files, establishment of proper reserves and payment of claims. CGA would monitor the progress and ultimate outcome of claims to ensure that cost recovery opportunities are fully explored. CGA may become actively involved in the financial restructuring of a transaction if its management concludes that losses would be minimized by so doing. When and as appropriate, CGA may supplement its in-house capabilities in this regard with services available from other sources. CGA monitors its exposure to insured credits on an ongoing basis. In this regard, CGA reviews available information on the entities which issued the insured securities, the assets underlying the insured securities, and general trends in the relevant industry.

     In December 1998, Commercial Financial Services Inc., a credit-card debt collection company ("CFS") and certain of its affiliates filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. CGA previously had guaranteed approximately $212 million face amount of asset backed securities issued by various trusts established and serviced by CFS (the "CFS Securities"), and had reinsured approximately $162 million of this exposure, so that its original net exposure was $50 million. As of December 31, 1999, CGA has made claim payments under its guarantees in respect of the insured CFS Securities in an aggregate amount of approximately $117.8 million (of which $90 million was funded by CGA's reinsurer, and $27.8 million was funded by CGA from its own reserves). CGA made an additional claims payment with respect to the CFS Securities on March 15, 2000, in the amount of approximately $28.5 million ($21.8 million was funded by CGA's reinsurer, and $6.7 million was funded from CGA's case basis reserves). Upon making such payment, and together with all such prior payments, CGA's aggregate net exposure in respect of CFS Securities, (net of reinsurance and net of CGA's remaining $1.0 million of case basis reserves) was reduced to approximately $9.6 million. (This aggregate net exposure is reflected in CGA's December 31, 1999 financial statements.)

     CGA, CGAIM and various other plaintiffs have commenced legal proceedings against CFS, William Bartmann (CFS' founder and principal shareholder), other former members of CFS' senior management, the placement agent for the CFS securities insured by CGA and CFS's auditors alleging various counts of federal and state securities law fraud and common law fraud. It is too early to predict what, if anything, CGA ultimately may recover in this legal proceeding.

CGA INVESTMENT MANAGEMENT INC.

     CGAIM is a Delaware corporation that is registered as an investment adviser with the Commission under the Advisers Act. CGAIM, which commenced operations in June 1997, provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. CGAIM's advisory team currently includes more than twenty experienced professionals in the areas of asset securitization and structured finance, real estate finance and risk management.

   INVESTMENT MANAGEMENT SERVICES

     CGAIM acts as investment manager to specialized investment vehicles and other clients, including SG Holdings, Cobalt Holdings, and their respective subsidiaries. Its activities in this capacity include providing advice regarding the purchase and sale of structured finance assets, the management of funding and market risks, and reporting and accounting functions. CGAIM performs initial and ongoing credit reviews on the assets which it recommends for purchase to its clients, and the counterparties with which it negotiates financial hedges and derivative contracts. Investment guidelines are developed for each client to ensure that CGAIM manages its clients' assets pursuant to agreed upon guidelines and limits.

     As an investment manager, CGAIM's duties include the following:

          (i) Identifying potential investments on behalf of its clients, including (1) analyzing credit, legal and market (i.e. interest rate, credit spread, currency and prepayment) risks and (2) negotiating the price, covenants, rights, remedies and all documentation relating thereto;

          (ii) Identifying swaps, financial hedges and other derivative contracts on behalf of the client in order to manage the client's investment portfolio within prudent market risk limits as agreed with the client;

          (iii) Negotiating financing arrangements on behalf of its clients;

          (iv) Preparing valuations, reports and other documents as may be required from time to time by its clients and persons providing financing to such clients in order to determine compliance with the clients' and such lenders' policies and procedures; and

          (v) Analyzing the performance of assets including recommending the sales of investments when appropriate.

     Market risk management and operations are performed using systems which integrate front, middle and back office applications with live feeds from market information services. Policies and procedures are in place to ensure that CGAIM manages its clients' assets pursuant to agreed upon guidelines and limits.

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

   REGULATORY STATUS

     CGAIM is a registered investment advisor under the Advisers Act, which requires registration of all non-exempt advisors to conform their conduct to statutory norms. The Advisers Act, among other things, addresses fee arrangements between advisors and clients, prohibits fraudulent practices, precludes assignment of an investment advisory contract without the client's consent, requires advisors to maintain books and records consistent with rules that may be promulgated by the Commission, and authorizes the Commission to inspect such books and records.

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

RECENT EVENTS

     On March 7, 2000, Fitch announced that it intended to acquire DCR, subject to obtaining all requisite shareholder and regulatory approvals. CGA is not currently rated by Fitch. If such acquisition is consummated, it is unclear what action, if any, Fitch will take in respect of CGA's "AAA" rating from DCR. If Fitch were to rate CGA's claims paying ability at less than "AAA", such action could have a material adverse effect on CGA's business, financial condition and prospects.

     On March 13, 2000, the Company hired Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), an investment banking firm, to act as the Company's exclusive financial advisor for the purpose of raising additional capital. At this time, Management is unable to predict whether or to what extent DLJ will be successful in these capital raising efforts.

                                   REGULATION

BERMUDA

   THE INSURANCE ACT 1978 AND RELATED REGULATIONS

     The Insurance Act 1978 (Bermuda) amendments thereto and related regulations (the "Act"), which regulates the business of CGA, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Act by the Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Act to determine whether the applicant is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Minister may impose conditions relating to the writing of certain types of insurance. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

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

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. The principal office of CGA is at Craig Appin House, 8 Wesley Street, Hamilton HM 11 Bermuda and Michael Miran, CGA's President, is CGA's principal representative. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

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

     CGA does not write insurance in the U.S. CGA conducts its business so as not to be subject to the licensing requirements of insurance regulations in the U.S. or elsewhere (other than Bermuda). The Company has developed operating guidelines, which include the acceptance of business through insurance brokers not resident in the U.S., to assist its personnel in conducting business in conformity with the laws of U.S. jurisdictions. The Company follows these guidelines and expects that its activities will comply with applicable insurance laws and regulations. There can be no assurance, however, that insurance regulators in the U.S. or elsewhere will not review the activities of CGA and claim that CGA is subject to such jurisdiction's licensing requirements.

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

COMPETITION

     CGA faces potential competition from other financial guarantors, though Management believes that none are currently active in the commercial real estate obligations market. These financial guarantors generally have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than CGA does. Furthermore, the primary U.S. financial guarantors are all rated "Triple-A" by both S&P and Moody's. In markets where the financial guarantors currently write insurance, especially the municipal bond market, CGA is at a significant disadvantage without claims paying ability ratings from these rating agencies. CGA's inability to negotiate and conclude its policies in the U.S. may be a competitive disadvantage, in that potential clients, including issuers and investment banks located in the U.S., may be unfamiliar with the Bermuda insurance market and may be reluctant to do business with a non-U.S. insurance company.

ITEM 2. PROPERTIES.

     The Company rents office space in Hamilton, Bermuda under an operating lease which expires in July 2000, but is expected to be renewed in April 2000. CGAIM rents office space in New York under an operating lease which expires in 2003 and has one option for a renewal period of five years. Total rent expense was approximately $438,000 and $355,000 in 1999 and 1998 respectively. Future minimum rental commitments under the leases, are expected to be approximately $500,000 per annum.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                                 PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established public trading market for the Company's Common Stock. No cash dividends have been declared by the Company with respect to its Common Stock since the Company's initial capitalization in June 1997. As of March 15, 2000, there were approximately 60 holders of the Company's Common Stock. Pursuantto the Company's Bye-laws, for so long as any shares of the Company's Series A Preferred Stock or Series CPreferred Stock are issued and outstanding, the Company may not declare or pay dividends on the Common Stock. CGA's Board of Directors has passed a resolution that CGA will not declare or pay cash dividends during its first five years of operations. After such five-year period, CGA intends to comply with dividend restrictions, if any, imposed by DCR, subject to covenants contained in the subscription agreements for the various classes of the Company's stock. For a description of the Bermuda regulatory restrictions on the ability of CGA to pay dividends to the Company, see Item 1--"Business--Regulation--Restriction on Dividends."

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.


                                                                   AS OF OR FOR YEAR ENDED
                                                   ---------------------------------------------------------------
                                                   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,       MARCH 31,
                                                      1999             1998            1997             1997(1)
                                                   ------------    -------------   -------------      ------------
Income Statement Data:
  Gross premiums written ......................    $ 16,358,269    $ 49,217,083    $    773,571         $   --
  Net premiums written ........................      14,320,693       9,796,836         773,571             --
  Net premiums earned .........................      12,223,484       9,246,289         502,995             --
  Net investment income .......................       8,641,551       8,528,122       2,955,601            801
  Net realized gains (losses) .................         (60,485)      2,814,132         885,422             --
  Management fees .............................       8,207,746       3,353,499              --             --
  Operating expenses ..........................      12,987,596      14,023,366       6,510,103             11
  Rebate on credit support arrangements .......       5,510,000              --              --             --
  Acquisition costs ...........................         713,571         433,217          53,590             --
  Losses and loss adjustment expenses .........      16,650,000      22,745,000          55,000             --
  Loss before cumulative effect of change in
    accounting principle ......................      (7,648,871)    (14,059,541)     (2,706,182)           790
  Net loss                                           (7,648,871)    (17,987,779)     (2,706,182)           790
  Net loss attributable to common shareholders      (22,614,915)    (38,896,227)    (12,332,792)           790
Loss per share on cumulative effect of
    change in accounting principle ............              --           (0.43)          --               --
  Basic and diluted loss per common share .....           (0.97)          (4.27)          (1.89)          0.07
  Weighted average shares outstanding .........      23,395,778       9,100,000       6,522,313         12,000

Balance Sheet Data:
  Fixed Maturities ............................     146,337,676     100,488,537     123,302,763             --
  Other Investments ...........................              --      30,000,000              --             --
  Cash and cash equivalents ...................      12,775,595       2,598,140       7,199,106        121,742
  Premiums receivable .........................       2,267,991       3,228,497         447,172             --
  Reinsurance recoverable .....................      25,000,000      67,400,000              --             --
  Total assets ................................     199,619,508     215,903,933     142,721,186        133,790
  Reserve for losses and loss adjustment
    expenses ..................................      36,545,700      90,200,000          55,000             --
  Total liabilities ...........................      44,674,096      95,797,551       3,916,609             --
  Total mezzanine equity ......................      87,506,212     126,608,249     107,047,101             --
  Total shareholders' equity ..................      67,439,200      (6,501,867)     31,757,476         12,790

----------

(1) The Company's first fiscal year-end was March 31, 1997. The fiscal year-end was subsequently changed to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company and the related notes thereto included elsewhere in this report.

OVERVIEW

     CGA Group, Ltd., a holding company, was incorporated in Bermuda in June 1996. CGA Group has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd., was incorporated in Bermuda in October 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Act. This act authorizes Commercial Guaranty Assurance to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the act. Commercial Guaranty Assurance has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company and is also rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations.

     CGA Investment Management, Inc. was incorporated in the state of Delaware, in July 1996. CGA Investment Management is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGA Investment Management provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets.

     CGA Group and its subsidiaries were inactive until June 17, 1997, on which date CGA Group's private placement offering was completed and CGA Group was recapitalized with (a) two classes of preferred stock totaling $105 million, (b) common stock totaling $45.5 million and (c) conditional commitments to purchase $60 million of additional preferred stock. On March 31, 1999 CGA Group sold 43,997,863 shares of its Series C preferred stock to existing shareholders for an aggregate sales price of approximately $51 million. Concurrent with the sale of the Series C preferred stock, all the outstanding shares of Series B preferred stock were converted to shares of common stock. On April 26, 1999 CGA Group sold 973,483 shares of Series C preferred stock to employees of CGA Group and its subsidiaries for an aggregate sales price of approximately $1.2 million.

     Financial comparisons with the nine month period ended December 31, 1997 have limited meaning, as the Company did not commence operations until after the private placement offering was completed on June 17, 1997. Accordingly, 1997 financial results reflect only six months of operations during a period in which the Company was focused on hiring personnel and commencing operations.

RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS
($ IN $000'S)


                                                                                                    NINE MONTHS
                                                          YEAR ENDED               YEAR ENDED          ENDED
                                                         DECEMBER 31,       %      DECEMBER 31,    DECEMBER 31,
                                                             1999        CHANGE        1998            1997
                                                         ------------    -------   ------------    -------------
REVENUES
Gross premiums written ..............................       $ 16,358        (67%)     $ 49,217      $    774
Ceded premiums ......................................         (2,038)       (95%)      (39,420)           --
Change in unearned premiums .........................         (2,097)       281%          (551)         (271)
                                                            --------        ----      --------      --------
Net premiums earned .................................         12,223         32%         9,246           503
Net investment income ...............................          8,641          1%         8,528         2,956
Net realized gains (losses) .........................            (60)      (102%)        2,814           885
Management fees .....................................          8,208        145%         3,354            --
                                                            --------        ----      --------      --------
Total Revenues ......................................         29,012         21%        23,942         4,344

EXPENSES
Operating expenses ..................................         12,988         (7%)       14,024         6,510
Rebate on credit support arrangements ...............          5,510         --             --            --
Policy acquisition costs ............................            713         65%           433            53
Commitment fees .....................................            600         --            600           324
Excess of loss facility .............................            200         --            200           108
Losses and loss adjustment expenses .................         16,650        (27%)       22,745            55
                                                            --------        ----      --------      --------
TOTAL EXPENSES ......................................         36,661         (4%)       38,002         7,050

Cumulative effect of change in accounting principle .             --         --         (3,928)           --
                                                            --------        ----      --------      --------
NET LOSS ............................................         (7,649)       (58%)      (17,988)       (2,706)
Pay-in-kind dividends--preferred stock ..............        (14,324)       (28%)      (19,961)       (9,353)
Accretion--preferred stock ..........................           (642)       (32%)         (947)         (274)
                                                            --------        ----      --------      --------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ........       $(22,615)       (42%)     $(38,896)     $(12,333)
                                                            ========        ====      ========      ========


   Premiums

     The net premiums earned in 1999 of $12.2 million were derived from $16.3 million of gross premiums written, of which $2.0 million were ceded under reinsurance agreements, and offset by a $2.1 million change in unearned premiums. Ceded premiums in 1999 were affected by approximately $1.0 million of charges due to recognition of upfront reinsurance premiums related to Commercial Financial Services securities. As a result of claims paid in 1999 related to the Commercial Financial Services securities by Commercial Guaranty Assurance's reinsurer, the reinsured exposure decreased from approximately $154 million to approximately $58 million, thereby requiring early recognition of the $1.0 million charge. Commercial Guaranty Assurance paid an up-front premium of $1.3 million for the reinsurance in October 1998. Most of the increase in unearned premiums during 1999 was from one transaction for which CGA received an up-front premium of approximately $1.8 million, of which only $11 thousand was earned in 1999. Net premiums earned increased by approximately $3 million, or 32% for 1999 compared to 1998. The increase is primarily the result of a 43% increase in insurance in force as of December 31, 1999 compared to December 31, 1998.

     Net premiums earned in 1998 of $9.2 million were derived from $49.2 million of gross premiums written, of which $39.4 million were ceded under reinsurance agreements, and offset by a $0.6 million change in unearned premiums. The gross premiums written and ceded premiums included approximately $39 million from one transaction. The transaction was entered into by CGA to mitigate risks related to its exposure in connection with guarantees of two credit facilities for St. George. As a result of turmoil in certain areas of the capital markets during the month of October 1998, the spreads over treasuries at which investors were willing to purchase certain securities widened considerably. This spread widening caused a decrease in the market value of many of the securities used as collateral for two of St. George's insured credit facilities. The facilities had requirements that the lender's operating ratio, (the portfolio market value divided by the loan outstanding) be maintained above certain levels. In the event that an operating ratio fell below the required level and was not brought into compliance within a cure period, the lender could liquidate the collateral and require CGA to pay any remaining balance outstanding under the credit facility. On October 30, 1998 CGA provided asset specific guarantees and obtained third party credit support on a "cut-through" basis on approximately $382 million par amount of securities within the two insured investment portfolios. The three parties that provided such credit support are institutional investors in the Company. The effect of this third party credit support was to substantially increase the market value and reduce the future market value volatility of the credit enhanced securities. In connection with these arrangements, CGA received a premium of $38.95 million from its two clients, and ceded an aggregate of $38.7 million to the institutions that provided the cut-through credit enhancement.

   Management fees

     Management fees increased to $8.2 million in 1999 from $3.3 million in 1998. The $8.2 million is comprised of $1.7 million of structuring fees earned in connection with three resecuritizations, $3.5 million of finance origination fees, and approximately $3.0 million of investment management fees. No structuring or finance orgination fees were earned in 1998.

     CGA Investment Management's assets under management increased by 39% to $2.5 billion at December 31, 1999 from $1.8 billion as of December 31, 1998. However, investment management fees earned during 1999 decreased by 11% compared to 1998. The decrease in management fees earned as a percentage of assets under management is attributable to certain clients of CGA Investment Management having resecuritized approximately $924 million in assets over the period between September 30, 1998 and December 31, 1999. The asset management fees earned from these resecuritization transactions are lower than the asset management fees earned while these assets remained in such clients' investment portfolios. In addition, at the request of certain clients, CGA Investment Management reduced the amount of the asset management fee by 60% to assist them with the liquidity difficulties that arose in the fourth quarter of 1998. This fee reduction totaled approximately $1.3 million for 1999. There were no investment management or advisory fees earned in 1997.

   Insurance in force

     The amount of CGA's insured portfolio increased from $1.6 billion net par as of December 31, 1998 to $2.2 billion as of December 31, 1999. The following table shows the net par insured obligations at December 31, by asset type:

                                                            1999              1998              1997
                                                           (000'S)           (000'S)           (000'S)
                                                        ----------        ----------          ---------
  Real estate investment trust debt ..............      $  256,774        $  381,777          $    --
  Consumer asset-backed securities ...............         656,075           456,521           52,439
  Corporate asset-backed securities ..............         459,909           270,612           46,337
  Commercial mortgage-backed securities ..........         614,217           185,754          100,703
  Sovereign debt .................................          90,000           120,000          120,000
  Corporate debt .................................          87,490            75,000               --
  REIT Preferred stock ...........................          70,000            70,000               --
                                                        ----------        ----------         --------

    Total ........................................      $2,234,465        $1,559,664         $319,479
                                                        ==========        ==========         ========




     The following table presents the credit ratings of the above assets, as assigned by one or more nationally recognized credit rating agencies, based on net par outstanding at December 31:

                          1999            1998             1997
                          ----            ----             ----
    "AAA"                   4%              4%             --
    "AA"                    2%              3%             --
    "A"                    25%             12%               7%
    "BBB"                  58%             67%              65%
    "BB"                    9%             11%              28%
    Not rated               2%              3%             --
                          ---             ---              ---

      Total               100%            100%             100%
                          ===             ===              ===


     The credit quality of the portfolio improved during 1998 and 1999 as non-investment grade exposure decreased from 28% at December 31, 1997 to 11% at December 31, 1999. The portfolio includes one problem credit consisting of charged-off credit card receivable transactions. These transactions comprised less than one percent of CGA's net par insured portfolio as of December 31, 1999 and three percent as of December 31, 1998. CGA has established a case basis reserve for this exposure which is more fully described below.

   Investment income

     Net investment income was $8.6 million for the year ended December 31, 1999, $8.5 million for 1998, and $2.9 million for the period ended December 31, 1997. Net investment income is presented after deducting the cost of external investment management fees that totaled $0.1 million for 1999, $0.3 million for 1998 and $0.2 million for the period ended December 31, 1997. Commencing in September 1998, CGA modified its investment strategy to have the investment portfolio closely match the returns of a "Double-A" or better three to five year Eurodollar bond index. This strategy results in a less actively managed portfolio, which resulted in the management fee being reduced by approximately twenty basis points per annum. The new strategy also resulted in above normal turnover of the portfolio and contributed to the significant gains realized during 1998. The total market value of the investment portfolio, other investments, cash and accrued interest receivable at December 31, 1999, was $163.5 million compared to $136.8 million at December 31, 1998. In April 1999 $47 million was added to the portfolio with proceeds from CGA Group's rights offering. Cumulative unrealized losses in the portfolio as of December 31, 1999 were $6.5 million compared to $0.9 million of unrealized gains as of December 31, 1998. The unrealized losses in the portfolio resulted from the increase in interest rates during 1999. The average yield on the investment portfolio was 6.86% at December 31, 1999 compared to 4.82% at December 31, 1998.

   Operating expenses

     Operating expenses for the year ended December 31, 1999 were $13 million, $14 million for 1998 and $6.5 million for the nine months ended December 31, 1997. These costs are primarily personnel related which totaled $8.8 million for 1999 and $7.4 million for 1998. The primary reason for the operating expense reduction in 1999 compared to 1998 was due to a non-recurring expense of $1.2 million of client acquisition costs in 1998 which had previously been capitalized. These costs were incurred by CGA Investment Management to set up new investment programs and funding sources for its clients. The majority of the other operating expenses are comprised of occupancy costs, professional fees, travel, information services, and administration.

   Rebate on credit support arrangements

     In December 1999, CGA Investment Management paid $5.5 million to St. George to cover a portion of the $9.5 million net cost incurred by St. George for the credit support arrangements which were provided in 1998 and cancelled in 1999.

   Losses and loss adjustment expenses

     CGA established general loss reserves of $3.3 million in 1999, $2.0 million in 1998, and $0.1 million in 1997. CGA established case basis reserves, net of reinsurance, of $15.3 million in 1999 and $20.8 million in 1998. Total case basis reserves to date, net of reinsurance, are $36.1 million and all relate to exposure to Commercial Financial Services securities.

     In December 1998, Commercial Financial Services Inc., a credit-card debt collection company and certain affiliates filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. CGA previously had guaranteed approximately $212 million face amount of certain asset backed securities issued by various trusts established and serviced by CFS (the "CFS Securities"), and had reinsured approximately $162 million of this exposure, so that its original net exposure was $50 million. As of December 31, 1999, CGA has made claim payments under its guarantees in respect of the insured CFS Securities in an aggregate amount of approximately $117.8 million (of which $90 million was funded by CGA's reinsurer, and $27.8 million was funded by CGA from its own reserves). CGA made an additional claims payment with respect to the CFS Securities on March 15, 2000, in the amount of approximately $28.5 million ($21.8 million was funded by CGA's reinsurer, and $6.7 million was funded from CGA's case basis reserves). Upon making such payment, and together with all such prior payments, CGA's aggregate net exposure, (net of reinsurance and net of CGA's remaining $1 million case basis reserve) in respect of CFS Securities was reduced to approximately $9.6 million.

     CGA, CGAIM and various other plaintiffs commenced legal proceedings against CFS, William Bartmann (CFS' founder and principal shareholder), other former members of CFS' senior management and the placement agent for the CFS securities insured by CGA, and CFS's auditors alleging various counts of federal and state securities law fraud and common law fraud. It is too early to predict what, if anything, CGA ultimately may recover in this legal proceeding.

   Change in accounting principle

     The Accounting Standards Executive Committee issued Statement of Position 98-5,"Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998, which requires the Company to expense organization costs as incurred. The Company expensed the remaining unamortized organization costs totaling $3.9 million in July 1998 which is reflected in the financial statements as a change in accounting principle.

   Preferred dividends

     For the year ended December 31, 1999 the pay-in-kind dividends on preferred stock and accretion on preferred stock totaled $15.0 million compared to $20.9 million for 1998. The decrease resulted from the conversion of all outstanding Series B preferred stock into common stock on March 31, 1999.

SUMMARY OF OPERATING SEGMENTS

     The Company has two reportable segments, CGA and CGAIM. CGA issues financial guaranty insurance policies and CGAIM provides investment management and advisory services. The tables below presents selected financial information for each of the operating segments:

     As of and for the year ended December 31, 1999:


                                                                            CGA              CGAIM
            REVENUES
            Net premiums earned .................................     $ 12,223,484        $       --
            Net investment income ...............................        8,030,130            61,479
            Net realized losses .................................          (60,485)               --
            Management fees .....................................               --         8,207,746
            Intersegment revenue ................................               --           349,546
                                                                      ------------       -----------
            Total revenues ......................................       20,193,129         8,618,771
                                                                      ------------       -----------

            EXPENSES
            Operating expenses ..................................        1,279,553         9,940,212
            Rebate on credit support arrangements ...............               --         5,510,000
            Acquisition costs ...................................          713,571                --
            Commitment fees .....................................          600,000                --
            Excess of loss facility .............................          200,000                --
            Losses & LAE ........................................       16,650,000                --
            Intersegment expenses ...............................          349,546           257,589
                                                                      ------------       -----------
            Total expenses ......................................       19,792,670        15,707,801
                                                                      ------------       -----------
            Net income (loss) ...................................          400,459        (7,089,030)
                                                                      ------------       -----------
              TOTAL ASSETS ......................................     $190,644,086       $ 3,005,640
                                                                      ============       ===========

     As of and for the year ended December 31, 1998:

                                                                            CGA              CGAIM
            REVENUES
            Net premiums earned .................................     $  9,246,289        $       --
            Net investment income ...............................        8,387,513            64,934
            Net realized gains ..................................        2,814,132                --
            Management fees .....................................               --         3,353,499
            Intersegment revenue ................................               --           122,301
                                                                      ------------       -----------
            Total revenues ......................................       20,447,934         3,540,734
                                                                      ------------       -----------

            EXPENSES
            Operating expenses ..................................        1,558,407        10,711,550
            Acquisition costs ...................................          433,217                --
            Commitment fees .....................................          600,000                --
            Excess of loss facility .............................          200,000                --
            Losses & LAE ........................................       22,745,000                --
            Intersegment expenses ...............................          122,301                --
                                                                      ------------       -----------
            Total expenses ......................................       25,658,925        10,711,550
                                                                      ------------       -----------
            Net loss ............................................       (5,210,991)       (7,170,816)
                                                                      ------------       -----------

            TOTAL ASSETS ........................................     $214,823,536       $ 3,752,936
                                                                      ============       ===========

     As of and for the nine months ended December 31, 1997:

                                                       CGA              CGAIM

      REVENUES
      Net premiums earned ..................     $    502,995      $         --
      Net investment income ................        2,955,601                --
      Net realized gains ...................          885,422                --
                                                 ------------       -----------
      Total revenues .......................        4,344,018                --
                                                 ------------       -----------

      EXPENSES
      Operating expenses ...................          597,883         5,313,368
      Acquisition costs ....................           53,590                --
      Commitment fees ......................          323,836                --
      Excess of loss facility ..............          107,671                --
      Losses & LAE .........................           55,000                --
                                                 ------------       -----------
      Total expenses .......................        1,137,980         5,313,368
                                                 ------------       -----------
      Net income (loss)                             3,206,038        (5,313,368)
                                                 ------------       -----------

      TOTAL ASSETS .........................     $131,607,950       $ 3,577,782
                                                 ============       ===========

LIQUIDITY AND CAPITAL RESOURCES

     CGA Group capitalized Commercial Guaranty Assurance with $125 million. On March 31, 1999 CGA Group contributed an additional $27.2 million to Commercial Guaranty Assurance using proceeds from the sale of CGA Group's Series C preferred stock. In June, 1999, CGA Group contributed an additional $7.1 million to Commercial Guaranty Assurance. Alliance Capital Management Corporation manages Commercial Guaranty Assurance's entire investment portfolio. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher and denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. CGA Investment Management was capitalized with $3 million. It has required additional funding from CGA Group since its commencement of operations through December 31, 1999 of $13.9 million to cover its operations. It is projected to require additional funding at least through 2003 while it continues to build its assets under management up to an amount that generates sufficient fee income to cover its operations.

     On a consolidated basis, CGA Group used $15.8 million of cash from operating activities during 1999 compared to providing $1.2 million during 1998. CGA Group applied $23.9 million of net cash to investing activities during 1999 compared to $5.8 million in 1998. Cash flows from financing activities in 1999 resulted from the sale of Series C preferred stock, which raised net proceeds of $49.9 million.

     On March 31, 1999 CGA Group sold 43,997,863 shares of Series C preferred stock, par value $.01 per share, to existing shareholders for an aggregate sales price of $50,996,795. Concurrent with the sale of the Series C preferred stock, the outstanding 1,600,000 of Series B preferred stock and the 668,678 shares of Series B preferred stock declared as pay-in-kind dividends thereon, totaling 2,268,678 shares valued at $56,716,950, were exchanged for 18,905,648 shares of common stock based on an exchange price of $3 per share of common stock.

     On April 26, 1999 CGA Group sold 973,483 shares of Series C preferred stock to employees of CGA Group and its subsidiaries. The shares were sold for $1.20 each, for a total of $1.2 million. The shares were 90% financed by CGA Group at 7% per annum with equal principal installments due annually over a three-year period.

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

     Commercial Guaranty Assurance monitors its exposure on a routine basis and stays in close contact with its rating agencies to ensure that its "Triple-A" rating is maintained. Commercial Guaranty Assurance has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. CGA Group also has commitments which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of additional Series B preferred stock. Should those commitments be called upon, the proceeds would be used to increase the capital of Commercial Guaranty Assurance. The commitments must be funded in the event that Duff & Phelps notifies CGA Group at least 45 days prior to June 17, 2002 that Commercial Guaranty Assurance's rating will otherwise be downgraded below a "Triple-A" rating.

SUBSEQUENT EVENTS

     On March 7, 2000, Fitch announced that it intended to acquire DCR, subject to obtaining all requisite shareholder and regulatory approvals. CGA is not currently rated by Fitch. If such acquisition is consummated, it is unclear what action, if any, Fitch will take in respect of CGA's "AAA" rating from DCR. If Fitch were to rate CGA's claims paying ability at less than "AAA", such action could have a material adverse effect on CGA's business, financial condition and prospects.

     On March 13, 2000, the Company hired Donaldson, Lufkin & Jenrette ("DLJ"), an investment banking firm, to act as the Company's exclusive financial advisor for the purpose of raising additional capital. At this time, Management is unable to predict whether or to what extent DLJ will be successful in these capital raising efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 137, which the company is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of SFAS 133 on the company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, and the volume of credit default swaps written by Commercial Guaranty Assurance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

RISK MANAGEMENT

     In the ordinary course of business, the Company, through its Subsidiaries, manages a variety of risks. Of these, the primary risk is the credit risk taken by CGA in respect of obligations insured by it. Other material risks include those in respect of credit derivatives, liquidity, capital markets, and exposure to reinsurers. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

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

   Default Swaps

     Default swaps are credit derivatives that enable the owner of a security to transfer credit risk to another party. CGA has entered into default swaps directly with banks and investment banks and has also guaranteed the obligations of certain subsidiaries of SG Holdings and Cobalt Holdings pursuant to default swaps.

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

     Principal risks associated with default swaps include: (i) credit risk--a loss may be incurred pursuant to a credit event in respect of the underlying or reference security; (ii) market value risk--this risk is limited to cash settlement or to the value of the reference security following a physical settlement upon a credit event; (iii) counterparty bankruptcy risk--from CGA's perspective, the counterparty's fixed payments would no longer be received; however, the swap would terminate and CGA would no longer have the credit exposure to the reference security; (iv) liquidity risk--if a credit event occurs, CGA must fund the purchase of the reference security. The cash amount required may be reduced in the event of a cash settlement, but this option may not be attractive if the reference security is illiquid or is marked at an unattractive price; and (v) assignment risk--if the reference security carries certain rights, remedies, or obligations (such as voting rights related to a bank loan), these should be assignable in the event of a physical settlement.

     As of December 31, 1999, CGA was party to an aggregate $210 million notional amount of default swaps. $120 million in notional amount of this exposure was in respect of 16 corporate credits, ranging from $5 million to $30 million in notional amount. Each such default swap has a five-year term, with $75 million in notional amount maturing in September 2003, and $45 million in notional amount maturing in June 2004. The remaining $90 million in notional amount of default swap exposure consists of seven sovereign or quasi-sovereign credits, ranging in notional amount from $10 million to $20 million. Each of these default swaps matures in November 2002. In addition, CGA had guaranteed the payment obligations of a St. George vehicle under a default swap covering the senior debt obligations of a publicly traded REIT under a revolving credit facility, with a maximum exposure of $60 million. CGA had approximately $42 million of exposure to this credit as of December 31, 1999, which matures in July, 2000. As noted above, unless a default event occurs in respect of the reference security to which the default swap pertains, CGA will not be required to make any payments and will have no further exposure under the default swap following the maturity date thereunder.

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

     These swaps are either provided by investment banks selling the bond or through a swap line provided by certain institutional lenders to St. George and Cobalt. The TROR counterparty benefits from a CGA surety bond guaranteeing the investment vehicle's obligations under the contract. The counterparty also retains an ownership interest in the specific bond that is being financed. In general, the investment vehicle's investment guidelines require no less than a AA- or Aa3 rating from S&P or Moody's for eligible TROR counterparties.

     There are three principal risks associated with TRORs: (i) refinancing risk--if at the termination date the counterparty does not roll its exposure to the investment vehicles at the then current notional or financing rate, then the underlying reference security will need to be refinanced at the then current market value and financing rates; (ii) market value risk--many TRORs (but not all) have market value triggers ranging from 5% to 10% of the notional amount. If the market value of the reference security drops below the relevant dollar price, then either (a) cash collateral will need to be posted (normally enough to bring the collateral package back to par), or (b) an early termination event can be declared by the counterparty; and (iii) counterparty bankruptcy risk--the investment vehicle does not have a security interest in the underlying bond that is being financed. In the event of the counterparty's bankruptcy, the investment vehicle would have only an unsecured claim against the counterparty. Under its surety bond, CGA would typically guarantee any payment default by St. George, Cobalt or other investment vehicle under the TROR, and would thus be liable to cover any payment default by the investment vehicle thereunder.

     As of December 31, 1999, CGA had exposure in respect of approximately $285 million in notional amount of reference securities held by various subsidiaries of St. George Holdings and Cobalt Holdings under TRORS. The underlying reference securities consist of subordinated tranches of credit card securitizations ($153 million), REIT senior debt ($50 million), CLO/CBOs ($28 million), future flow transactions ($19 million), equipment leases ($18 million), and home equity loans ($17 million). As noted above, TRORs are generally for one year terms, with a market value "true-up" typically required upon renewal. See also "Liquidity" below.

LIQUIDITY

     The liabilities of certain CGA-insured investment vehicles (e.g., SG1 and SG3) and the CGA-insured medium term notes ("MTNs") issued by GFC do not necessarily provide term funding for the assets owned by these vehicles. This could result in incremental exposure to CGA in the event of an inability to refinance an asset at the maturity date of the associated liability, especially when the asset's market value is lower than its acquisition cost. Such inability to refinance could result in a claim against CGA in the amount of the market value loss on the securities liquidated to repay the maturing liability.

     As the liabilities of these CGA-guaranteed investment vehicles approach maturity, CGAIM will attempt to refinance the liability with the vehicle's existing lenders, replace the facility with another lender or syndicate of lenders, or issue MTNs through the GFC Euro MTN Program. In the event a CGA-insured liability cannot be issued to refinance a maturing liability, CGA will (i) direct the investment vehicle to sell the related asset with or without CGA insurance or (ii) attempt to arrange for the purchase of the asset by another CGA-insured investment vehicle. Refinance options for maturing TRORs include: (i) refinance or "term out" the full amount of the maturing TROR with the existing TROR counterparty; (ii) refinance the maturing TROR with the existing TROR counterparty or new counterparty at the related security's market value; (iii) sell the asset with or without a CGA guaranty; and (iv) attempt to arrange for the purchase of the asset by another CGA-insured investment vehicle, such as GFC St. George or GFC Cobalt. In the case of (ii), (iii) and (iv), CGA would be liable for any market value shortfall not otherwise covered by the terms of the refinancing.

     As of December 31, 1999, there was approximately $531 million principal amount of CGA-insured MTNs outstanding under the GFC EMTN Program, with maturities ranging from one to ten years. The maturity schedule for these MTNs is as follows: 2000 - $170 million, 2001 - $136 million, 2003 - $100 million, 2004 - $86 million, 2009 - $65 million. In respect of the approximately $170 million in MTNs maturing in 2000, CGAIM intends to fund these maturities through MTN issuance of $25 to $50 million per month over the first six months of 2000. If MTN issuance falls short of these levels, a portion of the $140 million in cash and liquid assets currently available at GFC will be reserved to retire the maturing liabilities.

     In the case of SG1, its revolving credit facility was not renewed in 1998, and this facility has converted into a term loan maturing November 2, 2002, with annual amortization. Approximately $274 million remains outstanding under this facility as of December 31, 1999. SG1 fully paid down the first installment in November 1999, has prepaid approximately $62 million of the $106 million installment due in November 2000, and will have to make two further installment payments of approximately $106 million each in November 2001 and 2002. SG3 renewed its $500 million 364-day credit facility in July 1999, which if not renewed in July 2000 will convert into a six-year term loan. There was approximately $274 million outstanding under this facility as of December 31, 1999.

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

                              ST. GEORGE AND COBALT
                    INTEREST RATE SWAP COUNTERPARTY EXPOSURE
                             AS OF DECEMBER 31, 1999

         DEBT RATING CATEGORY                           NOTIONAL AMOUNT ($MM)
         --------------------                           ---------------------
           "Triple-A"                                              $ 9
           "Double A"                                             $599
           "Single A"                                             $575

   (for counterparties with split ratings, the lowest rating category governs)


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

REINSURANCE

     In the ordinary course of its business, CGA cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to policyholders. In the event that any or all of the reinsurers were unable to meet their obligations to CGA under these reinsurance arrangements, CGA would be liable for such defaulted amounts. CGA's exposure to reinsurers was $109.7 million as of December 31, 1999. All such exposure is with counterparties which are rated at least "Double-A minus" or the equivalent by one or more nationally recognized statistical credit rating agencies.

     CGA's exposure relating to its reinsurers is the joint probability of both an asset and a reinsurer defaulting at the same time. Generally speaking, this risk is considered to be non-correlated, and is therefore considered to be a low probability risk. Assuming that there is no correlation between the default of an asset and a reinsurer, the probability of simultaneous default would be product of the individual default probabilities. For example, a five-year Baa3-rated asset backed security should have a default probability of approximately 3.7%, according to Moody's Default Study. Similarly, a Aa3 rated reinsurer should have a five-year default probability of approximately .60%. Therefore, the joint probability of simultaneous default would be only .02%. The risk mitigation gained from the non-correlation of asset and counterparty is extremely valuable and is the basis for the capital relief provided by reinsurance.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS OF THE COMPANY AND THE SUBSIDIARIES

     The table below sets forth the names, ages (as of March 15, 2000) and titles of the persons who are the members of the board of directors of CGA Group and the executive officers of the Company and the Subsidiaries.



        NAME                              AGE               POSITION
        ----                              ---               ---------
Richard A. Price ...................      53     Director,  Chief  Executive  Officer  and
                                                  President, CGA Group
James R. Reinhart ..................      43     Vice   President   and  Chief   Financial
                                                  Officer, CGA Group and CGA
Michael M. Miran ...................      47     President, CGA
Geoffrey N. Kauffman ...............      41     President  and Chief  Executive  Officer,
                                                  CGAIM
Kem H. Blacker .....................      44     Managing Director, CGAIM
Landon D. Parsons ..................      41     Managing Director, CGAIM
Jean-Michel Wasterlain .............      42     Managing Director, CGAIM
Martin S. Avidan ...................      42     Director, CGAIM
Jay H. Shidler .....................      53     Chairman of the Board of Directors
David M. Barse .....................      37     Director
Robert L. Denton ...................      47     Director
Richard S. Frary ...................      52     Director
Eric A. Gritzmacher ................      51     Director
Jeffrey P. Krasnoff ................      44     Director
Michael J. Morrissey ...............      52     Director
F. Fuller O'Connor, Jr. ............      40     Director
Alan S. Roseman ....................      43     Director
Paul A. Rubin ......................      37     Director
Jay S. Sugarman ....................      37     Director



     The Company's Board consists of twelve members. The Board has been elected in accordance with the Company's Bye-laws and holds office until the next annual general meeting of the shareholders of the Company. Pursuant to the Company's Bye-laws, the Board of Directors of the Company has the following composition: the Chairman (currently Jay H. Shidler), the CEO Member (currently Richard A. Price), the Management Member (currently Robert L. Denton) eight Members elected by the Eligible Investment Units Investors (as defined in the Bye-laws) and two members elected by the holders of the Company's Series C Preferred Stock. As of the date of this Report, one of these two seats remains vacant. The quorum necessary for the transaction of business at a meeting of the Board is a majority of the number of Directors constituting the Board.

     Pursuant to the Bye-laws, the Board has established five committees. The Compensation Committee is comprised of Eric A. Gritzmacher, Alan S. Roseman (as Chairman), Paul A. Rubin and F. Fuller O'Connor, Jr., and is responsible for determining compensation for the officers of the Company and the Subsidiaries and for authorizing and approving the Company's employee benefits plans. The Audit Committee will review the adequacy and effectiveness of the external auditors and the audit report and is comprised of Jeffrey P. Krasnoff (as Chairman), Michael J. Morrissey, Richard S. Frary, Paul A. Rubin and David M. Barse. The Underwriting Committee is responsible for approving the credit underwriting guidelines for CGA and is comprised of Alan S. Roseman, Jay H. Shidler, Jeffrey P. Krasnoff, Eric A. Gritzmacher (as Chairman), F. Fuller O'Connor, Jr., and Jay S. Sugarman. The Investment Committee is responsible for recommending investment asset allocations, approving the investment guidelines which provide standards to ensure portfolio liquidity and safety, recommending to the Board investment managers and custodians for portfolio assets. The Investment Committee is comprised of David M. Barse (as Chairman), Michael J. Morrissey, Robert L. Denton, Richard S. Frary and Jay S. Sugarman. The Capital Committee is comprised of Paul A. Rubin (as Chairman), David M. Barse, Robert L. Denton and Alan S. Roseman, and is responsible for reviewing the Company's equity financing opportunities and other strategic opportunities in the capital markets.

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

     Mr. Price received a bachelor's degree from Cornell University and a MBA from the Wharton School of Business.

     JAMES R. REINHART--Chief Financial Officer of the Company and CGA since January 1, 1997. Prior to joining the Company, Mr. Reinhart served as Chief Financial Officer and Executive Vice President of TriNet Corporate Realty Trust, Inc. from its inception in May 1993. Mr. Reinhart was previously Chief Financial Officer at Holman/Shidler Corporate Capital, TriNet's predecessor company and an affiliate company of The Shidler Group, which he joined in 1986. Prior to joining The Shidler Group, Mr. Reinhart was a Division Controller for Coldwell Banker Real Estate Group, an auditor with the accounting firm of McKeehan, Hallstein, Kendall & Warner and served as an officer in the U.S. Marine Corps.

     Mr. Reinhart is a CPA and received a bachelor's degree in accounting from Bryant College and a MBA from National University.

     MICHAEL M. MIRAN--President, Chief Underwriting Officer and Principal Representative of CGA since January 3, 2000. Mr. Miran served as Managing Director and General Counsel of CGAIM from June 30, 1997 to January 3, 2000. Prior to joining CGAIM, Mr. Miran was Vice President and Senior Counsel at FGIC, where he was responsible for structuring, negotiating and documenting a wide range of commercial real estate, MBS and ABS transactions, including all of FGIC's international asset backed transactions. More recently, Mr. Miran also served as FGIC's Chief Compliance Officer, with responsibility over regulatory and corporate compliance.

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

     GEOFFREY N. KAUFFMAN--President and Chief Executive Officer of CGAIM since January 3, 2000. Mr. Kauffman served as President and Chief Underwriting Officer of CGA from January 1, 1997 to January 3, 2000. Prior to joining CGA, Mr. Kauffman worked at AMBAC Financial Group, Inc. ("AMBAC"), where he was a First Vice President in the Structured Finance & International Department. Mr. Kauffman joined AMBAC's Structured Finance & International Department in March of 1995 to help the group build a presence in international structured finance, and joined the MBIA/AMBAC International joint venture upon its inception in the fourth quarter of 1995. When the joint venture opened its London office in April 1996, Mr. Kauffman transferred temporarily to London to launch the joint venture's structured finance effort in London.

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

     KEM H. BLACKER--Managing Director of CGAIM since January 1, 1997. For the twelve years prior to joining CGAIM, Mr. Blacker served in various key positions at FGIC. As Senior Product Manager at FGIC Capital Markets Services Group, Mr. Blacker invested in structured assets sourced in the Euromarkets for the municipal GIC business and organized off-balance sheet vehicles. From 1990 to 1993, he served as FGIC's Director of Marketing & Product Development in London, launching the firm's expansion into the Euromarkets.

     Prior to his time at FGIC, Mr. Blacker held Vice President positions with J.J. Lowry & Company and with E.F. Hutton in both its San Francisco and New York offices.

     Mr. Blacker received a bachelor's degree in economics from the University of California.


     LANDON D. PARSONS--Managing Director--Head of Structured Finance, CGAIM. Mr. Parsons joined CGAIM in August 1997 as Co-Head of Structured Finance. Mr. Parsons became sole head of Structured Finance during the first quarter of 1999, and was promoted to Managing Director effective January 1, 2000. Prior to joining CGAIM, Mr. Parsons held various positions at FGIC, including Acting Director of the Asset Backed Securities Group and Senior Business Development Manager. Prior to joining FGIC in 1994, Mr. Parsons was a Vice President and Team Leader in Credit Lyonnais' Structured Finance Group. Mr. Parsons managed the bank's joint venture asset-backed commercial paper conduits, and developed an off-balance sheet mortgage-warehousing product. Mr. Parsons joined Credit Lyonnais in 1991 from Capital Markets Assurance Corporation ("CapMAC") where he was a Vice President in the Corporate Structured Finance Group. At CapMAC, Mr. Parsons focused on debtor-in-possession facilities, domestic and European trade receivables, and asset-backed commercial paper conduit credit enhancement. Mr. Parsons was a member of the Citibank team responsible for establishing CapMAC in 1987.

     Mr. Parsons received A bachelor's degree in economics from the University of Northern Iowa and an MS from Purdue University's Krannert Graduate School of Management.

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

     MARTIN AVIDAN--Director, Portfolio Management, CGAIM. Mr. Avidan joined CGAIM in July 1997 as Co-Head of Structured Finance. Mr. Avidan focuses on developing and implementing CGAIM's liability strategy, including conduit commercial paper facilities, medium term notes and credit derivatives. He is also responsible for CGAIM's emerging markets investment activities. Prior to joining CGAIM, he was First Vice President at Credit Lyonnais in its Structured Finance Group, responsible for both domestic and international asset-backed securities (ABS). Mr. Avidan founded Credit Lyonnais' structured finance group in 1987, emphasizing credit enhancement for public and private ABS issues. From 1990 to 1994 he served as Branch Manager of Credit Lyonnais in Los Angeles.

     Mr. Avidan received a bachelor's degree in business administration from the American College in Paris, and a master's degree in International Management (concentration in finance) from the American Graduate School of International Management.

     JAY H. SHIDLER--Chairman of the Board of Directors of the Company since June 21, 1996. Mr. Shidler is the Founder and Managing Partner of The Shidler Group, which he founded in 1970. Mr. Shidler is a founder of, and since June 1994, Chairman of, First Industrial Realty Trust, Inc. (NYSE: FR). Since October 1997, Mr. Shidler has served as Chairman of Corporate Office Properties Trust (NYSE: OSC).

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

     RICHARD S. FRARY--Director of the Company from June 18, 1997 to March 31, 1999, and from September 10, 1999 to date. Since 1990, Mr. Frary has worked in Investment Banking and Real Estate Investment at Tallwood Associates, which he co-founded and for which he serves as President. Mr. Frary is also a director of Washington Homes, Inc. and Wellsford Real Properties, Inc.

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

     F. FULLER O'CONNOR, JR.--Director of CGA Group since September 10, 1999. Since August 1996, Mr. O'Connor has served as Managing Director of Prudential Securities, where he specializes in real estate investment banking. From August 1994 to August 1996, he served in the real estate finance group at Chase Manhattan Bank, where he specialized in commercial mortgage backed securities.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The information set forth below describes the components of the total compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company for services rendered during the fiscal year ended December 31, 1999 (the "Named Executive Officers").


                                        SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                            ANNUAL COMPENSATION                          COMPENSATION
     ---------------------------------------------------------------------------------   ------------
              (A)                      (B)          (C)          (D)          (E)            (F)            (G)
                                                                          OTHER ANNUAL                    ALL OTHER
           NAME AND                               SALARY        BONUS     COMPENSATION   LTIP PAYOUTS   COMPENSATION
      PRINCIPAL POSITION              YEAR          ($)          ($)           ($)            ($)            ($)
     --------------------            ------      ---------    ---------   -----------    ------------   ------------
Richard A. Price ...................  1999        312,000      345,000     185,721(1)          0              0
  Chief Executive Officer,            1998        300,000       75,000     144,931(2)          0              0
  President and Director, CGA         1997        162,500      160,274      45,061(3)          0              0
  Group, Ltd.

Geoffrey N. Kauffman ...............  1999        208,000      285,000     163,977(4)          0              0
  President,                          1998        187,500      100,000     144,514(5)          0              0
  CGAIM                               1997         94,792      175,000     189,511(6)          0              0

Kem H. Blacker .....................  1999        234,000      230,000       5,000             0              0
  Managing Director,                  1998        225,000      105,000       5,000             0              0
  CGAIM                               1997        121,875      200,000      73,745(7)          0              0

Jean-Michel Wasterlain .............  1999        182,000      230,000       5,000             0              0
  Managing Director,                  1998        175,000      175,000       5,000             0              0
  CGAIM                               1997         94,792      225,000     179,994(7)(8)       0              0

Michael M. Miran ...................  1999        208,000      185,000       5,000             0              0
  President,                          1998        200,000      145,000       5,000             0              0
  CGA                                 1997        100,769      150,000           0             0              0


-------------------

(1) Includes housing allowance of $116,211 and payment of $52,062 to reimburse cost for taxable expatriate allowances paid in 1997 and 1998.

(2)  Includes housing allowance of $126,385.

(3)  Includes housing allowance of $36,750.

(4)  Includes housing allowance of $127,650.

(5)  Includes housing allowance of $126,000.

(6) Includes housing allowance of $63,000 and $115,000 as buyout of Mr. Kauffman's bonus arrangement with previous employer.

(7) Amounts include payments by the Company of $50,244 and $68,995 made to Messrs. Wasterlain and Blacker, respectively, for services rendered prior to June 17, 1997, pursuant to the Company's assumption of such individuals' employment agreements with CGA Funding, L.P.

(8) Amount includes payment by the Company of $125,000 made to Mr. Wasterlain as buyout of his bonus arrangement with previous employer.

DIRECTOR COMPENSATION AND BENEFITS

     The Chairman and all but one of the Directors do not receive compensation in connection with their service as members of the Company's Board. Richard S. Frary, the Director elected by the Series C Preferred stockholders receives $5,000 for each Board meeting attended. All members of the Company's Board are reimbursed by the Company for transportation to all meetings of the Board or a committee thereof as well as all reasonable expenses in connection with such service.

DIRECTORS AND OFFICERS INSURANCE

     Management maintains insurance to insure against liabilities asserted against any director, officer, employee or agent of the Company arising out of the performance of such duties.

REMUNERATION AND EMPLOYEE AGREEMENTS

   LONG-TERM INCENTIVE PLANS

     The Company adopted a stock warrant plan (the "Stock Warrant Plan") to promote equity ownership of the Company by selected employees, Founders of the Company and Sponsoring Investors of the Company and its

Subsidiaries, to increase their proprietary interest in the success of the Company and/or to encourage them to remain in the employ of the Company and the Subsidiaries. On June 17, 1997, 2,342,500 warrants were authorized. Each warrant represents a right to purchase, on or prior to the tenth anniversary of the closing date, one share of Common Stock at an exercise price of $5.00 per share. The warrants issued to employees vest ratably over a four-year period. All warrants issued to the Founders and Sponsoring Investors pursuant to the Stock Warrant Plan vested immediately. In addition, the warrants contain certain adjustments for dilutive events and certain protections for reorganization, and consolidations or mergers.

   401(K) PLAN

     The Company maintains a qualified retirement plan (401(K) plan) for all its employees. The amounts contributed by the Company for the named executive officers during the fiscal year ended December 31, 1999was $25,000.

   MANAGEMENT CONTRACTS

     As of January 1, 1997, the Company entered into an employment agreement with Richard A. Price, as Chief Executive Officer and President of the Company, for a term of three years and subject to annual renewal thereafter. Mr. Price's employment agreement with the Company provides for the payment of a base salary of $300,000 and a discretionary annual cash bonus based upon an annual incentive plan approved by the compensation committee of the Company's Board. The employment agreement automatically renews for a one-year period upon the end of the term of such agreement, unless terminated by the Company or Mr. Price, and provides that if his employment is terminated other than for "cause", he shall receive a severance payment of not less than one-half of his then-current base salary plus certain relocation expenses. As of January 1, 2000, Mr. Price's base salary has been increased to $345,000.

     The Company has entered into employment agreements with Geoffrey N. Kauffman, Kem H. Blacker, Michael M. Miran and Jean-Michel Wasterlain, in each case for a term of one year. The current employment agreements of Messrs. Kauffman, Blacker, Miran and Wasterlain provide for the payment of base salaries of $175,000, $200,000, $200,000 and $175,000 per annum, respectively, and discretionary annual cash bonuses in an amount based upon an annual incentive plan approved by the compensation committee of the Company's Board. Each such employment agreement automatically renews for a one-year period upon the anniversary of such agreement, unless terminated by the Company or the employee. As of January 1, 2000, the base salaries of Messrs. Kauffman, Blacker, Miran and Wasterlain have been increased to $285,000, $240,000, $240,000 and $240,000, respectively. The Company currently is amending the employment contracts of Messrs. Miran and Kauffman to reflect their new positions at CGA and CGAIM, respectively.

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

BERMUDA-BASED EMPLOYEES

     Richard A. Price, James R. Reinhart and Michael M. Miran are based in Bermuda. Since none of these employees based in Bermuda are Bermudian, their employment in Bermuda is subject to the specific permission of the appropriate governmental authority. While the Company is not currently aware of any reasons why the current work permits for these officers will not be renewed, there can be no assurance that they will be renewed.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables set forth certain information regarding the ownership of the Company's securities as of December 31, 1999 of (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of any class of the Company's voting securities; (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all directors and executive officers of the Company as a group. None of the directors or executive officers of the Company own beneficially any shares of the Company's Series A Preferred Stock.

SERIES A PREFERRED STOCK (as of December 31, 1999).

                                                                    NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                               BENEFICIALLY OWNED    PERCENT OF CLASS
------------------------------------                               ------------------    ----------------
Putnam Investments (10 funds)(1)(2)

  One Post Office Square, Boston, MA 02109 ........................      933,343               25.4
Oppenheimer (6 funds)(1)(3)
  Two World Trade Center, 34th Floor, New York, NY 10048 ..........      707,082               19.2
Third Avenue Trust on behalf of the
  Third Avenue Value Fund Series

  767 Third Ave., New York, NY 10017 ..............................      622,233               16.9
Lennar Capital Services, Inc.
  760 N.W. 107th Ave., Suite 300, Miami, FL 33172 .................      452,530               12.3
Olympus Growth Fund II, L.P.
  Metro Centre, One Station Place,

  Stamford, CT 06902 ..............................................      339,401                9.2
ACE Limited(4)

  30 Woodbourne Avenue, Hamilton HM 08 Bermuda ....................      339,399                9.2
Pacific Life Insurance Company (2 companies)(1)(5)
  700 Newport Center Drive, Newport Beach, CA 92660 ...............      282,833                7.7

----------------
(1) These parties are investment managers with discretion for various funds under their control.

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

(4) Includes 56,567 shares held of record by Capital Reinsurance Company and 282,832 shares held of record by ACE Limited. Capital Reinsurance Company is a wholly-owned subsidiary of ACE Limited.

(5) The two companies are: Pacific Life Insurance Company and PM Group Life Insurance Company.


SERIES C PREFERRED STOCK (as of December 31, 1999)

                                                                   NUMBER OF SHARES
                                                                     BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                                     OWNED          PERCENT OF CLASS
------------------------------------                               ----------------     ----------------
Pacific Life Insurance Company

  700 Newport Center Drive, Newport Beach, CA 92660 ...............   10,533,309             23.5
Third Avenue Trust
  767 Third Ave., New York, NY 10017 ..............................    6,045,667             13.4
ACE Limited
  30 Woodbourne Avenue, Hamilton HM 08 Bermuda ....................    5,978,543             13.3
Morgan Guaranty Trusts (2 trusts)(1)(2)
  522 Fifth Avenue, New York, NY 10036 ............................    5,636,684             12.5
Olympus Partners (2 funds)(1)(3)
  Metro Centre, One Station Place, Stamford, CT 06902 .............    5,454,882             12.1
Lennar CGA Holdings, Inc.
  760 N.W. 107th Ave., Suite 400, Miami, FL 33172 .................    5,224,666             11.6

----------------
(1) These parties are investment managers with discretion for various funds under their control.

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

(3) The two funds are: Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P.


COMMON STOCK (as of December 31, 1999)

                                                                    NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED    PERCENT OF CLASS
------------------------                                           ------------------    ----------------
ACE Limited(1)
  30 Woodbourne Avenue, Hamilton HM 08 Bermuda ....................     6,230,944              21.1
Third Avenue Value Fund(2)
  767 Third Avenue, New York, NY 10017 ............................     3,387,395              11.5
Olympus Partners (2 funds)(3), (4)
  Metro Centre, One Station Place, Stamford, CT 06902 .............     3,366,634              11.4
Pacific Life Insurance Company(5)
  700 Newport Center Drive, Newport Beach, CA 92660 ...............     3,362,492              11.4
Morgan Guaranty Trust (2 trusts)(3),(6)
  522 Fifth Avenue, New York, NY 10036 ............................     2,959,783              10.0
Lennar CGA Holdings, Inc.(7)
  760 N.W. 107th Ave., Suite 400, Miami, FL 33172 .................     2,324,673               7.9
The Equitable Life Assurance Society of the United States
  1290 Avenue of the Americas, New York, NY 10104 .................     1,909,548               6.5

DIRECTORS AND EXECUTIVE OFFICERS
David M. Barse (8) ................................................             0                 0
Robert L. Denton (9) ..............................................       165,607                 *
Richard S. Frary ..................................................             0                 0
Eric A. Gritzmacher (10) ..........................................             0                 0
Jeffrey P. Krasnoff (11) ..........................................             0                 0
Michael J. Morissey (12) ..........................................             0                 0
Richard A. Price (13) .............................................       541,706               1.8
Alan S. Roseman (14)  .............................................             0                 0
Paul A. Rubin (15) ................................................             0                 0
F. Fuller O'Connor, Jr. (16) ......................................             0                 0
Jay H. Shidler (17) ...............................................       937,913               3.1
Jay S. Sugarman (18) ..............................................             0                 0
Kem H. Blacker (19) ...............................................       132,231                 *
Jean-Michel Wasterlain (20) .......................................        98,730                 *
Michael M. Miran (21) .............................................        27,161                 *
Geoffrey N. Kauffman (22) .........................................       109,852                 *
Directors and Executive Officers as a group .......................     2,013,200               6.8

------------------
 *   Less than one percent.

(1) Includes 3,341,073 shares of Common Stock and warrants to purchase 4,154 shares of Common Stock held of record by Capital Reinsurance Company, and 2,864,318 shares of Common Stock and warrants to purchase 20,769 shares of Common Stock held of record by ACE Limited. Capital Reinsurance Company is a wholly-owned subsidiary of ACE Limited.

(2) Includes 3,341,073 shares of Common Stock and warrants to purchase 45,692 shares of Common Stock. (3) These parties are investment managers with discretion for various funds under their respective control.

(4) The two funds are: Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P.

(5) Includes 3,341,073 shares of Common Stock and warrants to purchase 20,769 shares of Common Stock.

(6) The two trusts are: Morgan Guaranty Trust Company of New York as Trustee of the Multi-market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company of New York as Trustee of the Commingled Pension Trust Fund (Multi-market Special Investment Fund II) of Morgan Guaranty Trust Company of New York.

(7) Includes 2,291,442 shares of Common Stock and warrants to purchase 33,231 shares of Common Stock.

(8) Excludes 3,341,703 shares of Common Stock, warrants to purchase 45,692 shares of Common Stock, 622,233 shares of Series A Preferred Stock and 6,045,667 shares of Series C Preferred Stock held of record by Third Avenue Trust, for which Mr. Barse, a Director of the Company, serves as President and Chief Operating Officer. Mr. Barse disclaims beneficial ownership of such securities held by Third Avenue Trust.

(9) Includes 68,511 and 17,024 shares of Common Stock and warrants to purchase 64,135 and 15,937 shares of Common Stock held of record by Mr. Denton and Mr. Denton's wife, Doreen A. Denton, respectively.

(10) Excludes 3,341,703 shares of Common Stock, warrants to purchase 20,769 shares of Common Stock, 282,833 shares of Series A Preferred Stock and 10,553,309 shares of Series C Preferred Stock held of record by Pacific Life Insurance Company for which Mr. Gritzmacher, a Director of the Company, serves as Vice President, and its affiliates. Mr. Gritzmacher disclaims beneficial ownership of such securities held of record by such entities.

(11) Excludes 2,291,442 shares of Common Stock, warrants to purchase 33,231 shares of Common Stock and 5,224,666 shares of Series C Preferred Stock held of record by Lennar CGA Holdings Inc. and 452,530 shares of Series A Preferred Stock held of record by Lennar Capital Services. Mr. Krasnoff serves as President of LNR Property Corporation, an affiliate of Lennar CGA Holdings, Inc. and of Lennar Capital Services, Inc. Mr. Krasnoff disclaims beneficial ownership of such securities held of record by Lennar CGA Holdings, Inc.

(12) Excludes 1,432,154 shares of Common Stock and 533,333 shares of Series C Preferred Stock held of record by CGA Firemark Venture Fund I, LLC. Mr. Morrissey, a Director of the Company, serves as Chairman and Chief Executive Officer of the Firemark Group, an affiliate of CGA Firemark Venture Fund I, LLC. Mr. Morrissey disclaims beneficial ownership of such securities held of record by CGA Firemark Venture Fund I, LLC.

(13) Includes 148,544 shares of Common Stock and vested warrants to purchase 383,162 shares of Common Stock.

(14) Excludes 3,341,703 shares of Common Stock, warrants to purchase 4,154 shares of Common Stock and 56,567 shares of Series A Preferred Stock held of record by Capital Reinsurance Company, and 282,832 shares of Series A Preferred Stock, 5,978,543 shares of Series C Preferred Stock, 2,864,318 shares of Common Stock and warrants to purchase 20,769 shares of Common Stock held of record by ACE Limited. Capital Reinsurance Company is a wholly-owned subsidiary of ACE Limited. Mr. Roseman, a Director of the Company, serves as General Counsel, Executive Vice President and Secretary of Capital Reinsurance Company. Mr. Roseman disclaims beneficial ownership of such securities held of record by Capital Reinsurance Corporation and ACE Limited.

(15) Excludes 3,341,711 shares of Common Stock, 339,401 shares of Series A Preferred Stock and 5,454,882 shares of Series C Preferred Stock held of record by Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P. Mr. Rubin, a Director of the Company, is a partner of Olympus Partners, an affiliate of these two funds. Mr. Rubin disclaims beneficial ownership of such securities held of record by such entities.

(16) Excludes 954,770 shares of Common Stock and 1,818,303 shares of Series C Preferred Stock held of record by Prudential Securities Group, Inc., for which Mr. O'Connor, a Director of the Company, serves as managing director. Mr. O'Connor disclaims beneficial ownership of such securities held of record by Prudential Securities Group, Inc.

(17) Includes 7,720 shares of Common Stock, warrants to purchase 7,227 shares of Common Stock and 14,875 shares of Series C Preferred Stock held of record by Shidler/CGA Corp., 3,741 shares of Common Stock, warrants to purchase 3,502 shares of Common Stock and 7,208 shares of Series C Preferred Stock held of record by Shidler Equities Corp., and 529,869 shares of Common Stock, warrants to purchase 385,854 shares of Common Stock and 316,780 shares of Series C Preferred Stock held by Shidler Equities, L.P.

(18) Excludes 954,770 shares of Common Stock and 1,818,303 shares of Series C Preferred Stock held of record by Starwood CGA, LLC. Mr. Sugarman, a Director of the Company, is President and Chief Executive Officer of Starwood Financial Trust, an affiliate of Starwood CGA, LLC. Mr. Sugarman disclaims beneficial ownership of such securities held of record by Starwood CGA, LLC.

(19) Includes 20,000 shares of Common Stock and vested warrants to purchase 112,231 shares of Common Stock.

(20) Includes 17,000 shares of Common Stock and vested warrants to purchase 81,730 shares of Common Stock.

(21) Includes 12,000 shares of Common Stock and vested warrants to purchase 15,161 shares of Common Stock.

(22) Includes 23,289 shares of Common Stock and vested warrants to purchase 86,563 shares of Common Stock.

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

     As of December 31, 1999, 54% of CGA's net exposure was from assets owned by St. George and Cobalt. Most of CGA's premiums and CGAIM's fee income is orginated from St. George and Cobalt.

     On April 14, 1999, subsidiaries of SG Holdings entered into two securitization transactions pursuant to which they securitized approximately $527 million prinicpal amount of securities in their investment portfolios, by selling these securities to two special purpose trusts established to implement this transaction. The transaction was financed by issuing three classes of securities from these trusts. The two seniormost classes of certificates with an aggregate face amount of $446,450,000 were acquired by or on behalf of an institutional investor in the Company. The $80,550,000 face amount of subordinated certificates issued by these trusts were acquired by a subsidiary of Cobalt Holdings. CGA issued a pool policy relating to each trust's underlying pool of securities in an amount equal to 5.9% of these securities. A subsidiary of SG Holdings also provided Put/Call Agreements in respect of certain securities owned by the trusts with an aggregate face amount of $50 million. Such subsidiary's obligations under the Put/Call Agreements have been guaranteed by CGA.

     In a separate transaction that closed in December 1999, CGAIM paid $5.5 million to St. George to cover a portion of the cost incurred by St. George for the credit support arrangements.

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

(B)         REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CGA GROUP, LTD.
                                                 -------------------------------
                                                 (Registrant)

Date: March 2, 2000                              By /s/ JAMES R. REINHART
                                                    ----------------------------
                                                      James R. Reinhart
                                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2000                              By /s/ RICHARD A. PRICE
                                                    ----------------------------
                                                     Richard A. Price
                                                     Chief Executive Officer,
                                                     President and Director

Date: March 2, 2000                              By /s/ DAVID M. BARSE
                                                    ----------------------------
                                                     David M. Barse, Director

Date: March 2, 2000                              By /s/ ROBERT L. DENTON
                                                    ----------------------------
                                                     Robert L. Denton,
                                                     Director

Date: March 2, 2000                              By /s/ RICHARD S. FRARY
                                                    ----------------------------
                                                     Richard S. Frary,
                                                     Director

Date: March 2, 2000                              By /s/ ALAN S. ROSEMAN
                                                    ----------------------------
                                                     Alan S. Roseman, Director

Date: March 2, 2000                              By /s/ JEFFREY P. KRASNOFF
                                                    ----------------------------
                                                     Jeffrey P. Krasnoff,
                                                     Director

Date: March 2, 2000                              By /s/ MICHAEL J. MORRISSEY
                                                    ----------------------------
                                                     Michael J. Morrissey,
                                                     Director

Date: March 2, 2000                              By /s/ PAUL A. RUBIN
                                                    ----------------------------
                                                     Paul A. Rubin, Director

Date: March 2, 2000                              By /s/ F. FULLER O'CONNOR, JR.
                                                    ----------------------------
                                                     F. Fuller O'Connor, Jr.,
                                                     Director

Date: March 2, 2000                              By /s/ JAY H. SHIDLER
                                                    ----------------------------
                                                     Jay H. Shidler, Director

                               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                PAGE
Financial Statements of CGA Group, Ltd.                                                         ----
      Report of Independent Auditors on Financial Statements .................................   39
      Consolidated Balance Sheets at December 31, 1999 and 1998 ..............................   40
      Consolidated Statements of Operations for the years ended December 31, 1999,
        and 1998 and for the nine months ended December 31, 1997 .............................   41
      Consolidated Statements of Comprehensive Income ........................................   42
      Consolidated Statements of Changes in Mezzanine Equity for the years ended
        December  31, 1999 and  1998 .........................................................   43
      Consolidated Statements of Changes in Shareholders' Equity for the years ended
        December  31, 1999 and  1998 .........................................................   44
      Consolidated Statements of Cash Flows for the years ended December 31, 1999, and
        1998 and for the nine months ended December 31, 1997 .................................   45
      Notes to Consolidated Financial Statements .............................................   46


Financial Schedule(s)

     All financial statement schedules have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF CGA GROUP, LTD.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, mezzanine equity, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CGA Group, Ltd. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from April 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.

PricewaterhouseCoopers

Hamilton, Bermuda
March 20, 2000

                                             CGA GROUP, LTD.

                                       CONSOLIDATED BALANCE SHEETS

                                       (EXPRESSED IN U.S. DOLLARS)

                                                                               DECEMBER 31,     DECEMBER 31,
                                                                                   1999             1998
ASSETS                                                                         ------------     ------------
  Fixed maturity securities available for sale at fair value
    (amortized cost: $152,838,109 and $99,560,861) ........................... $146,337,676     $100,488,537
  Other investments ..........................................................         --         30,000,000
  Cash and cash equivalents ..................................................   12,775,595        2,598,140
  Premiums receivable ........................................................    2,267,991        3,228,497
  Management fees receivable .................................................      412,644        1,093,411
  Accrued investment income ..................................................    4,385,663        3,679,763
  Deferred acquisition costs .................................................    4,767,372        3,202,557
  Prepaid reinsurance premiums ...............................................      310,144        1,286,782
  Reinsurance recoverable ....................................................   25,000,000       67,400,000
  Deferred premiums receivable ...............................................      519,809             --
  Other assets ...............................................................    2,842,614        2,926,246
                                                                               ------------     ------------
      Total assets ........................................................... $199,619,508     $215,903,933
                                                                               ============     ============
LIABILITIES
  Unearned premiums ..........................................................  $ 2,946,120       $  821,124
  Reserve for losses and loss adjustment expenses ............................   36,545,700       90,200,000
  Reinsurance balances payable ...............................................      285,726          420,660
  Accrued costs and expenses .................................................    4,896,550        4,355,767
                                                                               ------------     ------------
      Total liabilities ......................................................   44,674,096       95,797,551
                                                                               ------------     ------------
MEZZANINE EQUITY Preferred stock, $.01 par value:
  Series A, 10,000,000 shares authorized, 3,676,821 and 3,211,891
   issued and outstanding ....................................................   87,506,212       75,291,100
  Series B, 10,000,000 shares authorized, nil and 1,600,000
   issued and outstanding ....................................................         --         51,317,149
                                                                               ------------     ------------
      Total mezzanine equity .................................................   87,506,212      126,608,249
                                                                               ------------     ------------
Shareholders' Equity
  Series C preferred stock, $.01 par value 52,000,000 shares authorized
    44,971,346 issued and outstanding ........................................      449,713             --
  Additional paid-in-capital--Series C preferred stock .......................    49,466,298            --
  Common stock, $.01 par value, 268,000,000 and 20,000,000 shares
    authorized, 28,005,648 and 9,100,000 issued and outstanding ..............      280,057           91,000
  Additional paid-in-capital--common stock ...................................    95,723,081      42,486,057
  Accumulated other comprehensive income (loss) ..............................   (6,500,433)         927,676
  Accumulated deficit ........................................................  (71,979,516)     (50,006,600)
                                                                               ------------     ------------
      Total shareholders' equity (deficit) ...................................   67,439,200       (6,501,867)
                                                                               ------------     ------------
     Total liabilities and shareholders' equity .............................  $199,619,508     $215,903,933
                                                                               ============     ============


                The accompanying notes are an integral part of these financial statements.

                                             CGA GROUP, LTD.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (EXPRESSED IN U.S. DOLLARS)

                                                                                       NINE MONTHS
                                                        YEAR ENDED     YEAR ENDED         ENDED
                                                       DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                           1999           1998            1997
REVENUES                                              ------------    ------------    -------------
  Gross  premiums written .........................   $ 16,358,269    $ 49,217,083    $    773,571
  Ceded premiums ..................................     (2,037,576)    (39,420,247)           --
                                                      ------------    ------------      -----------
  Net premiums written ............................     14,320,693       9,796,836         773,571
  Change in unearned premiums .....................     (2,097,209)       (550,547)       (270,576)
                                                      ------------    ------------      -----------
  Net premiums earned .............................     12,223,484       9,246,289         502,995
  Net investment income ...........................      8,641,551       8,528,122       2,955,601
  Net realized gains (losses) .....................        (60,485)      2,814,132         885,422
  Management fees .................................      8,207,746       3,353,499            --
                                                      ------------    ------------      -----------
      Total Revenues ..............................     29,012,296      23,942,042       4,344,018
                                                      ------------    ------------      -----------


EXPENSES

  Operating expenses ..............................     12,987,596      14,023,366       6,510,103
  Rebate on credit support arrangements ...........      5,510,000              --              --
  Policy acquisition costs ........................        713,571         433,217          53,590
  Commitment fees .................................        600,000         600,000         323,836
  Excess of loss facility .........................        200,000         200,000         107,671
  Losses and loss adjustment expenses .............     16,650,000      22,745,000          55,000
                                                      ------------    ------------      -----------
      Total expenses ..............................     36,661,167      38,001,583       7,050,200
                                                      ------------    ------------      -----------
Loss before cumulative effect of change in
  accounting principle ............................     (7,648,871)    (14,059,541)     (2,706,182)
Cumulative effect of change in accounting principle           --        (3,928,238)           --
                                                      ------------    ------------      -----------
NET LOSS ..........................................     (7,648,871)    (17,987,779)     (2,706,182)
  Pay-in-kind dividends-- preferred stock .........    (14,324,045)    (19,960,852)     (9,352,577)
  Accretion-- preferred stock .....................       (641,999)       (947,596)       (274,033)
                                                      ------------    ------------      -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ......   $(22,614,915)   $(38,896,227)   $(12,332,792)
Basic and diluted loss per common share ...........   $      (0.97)   $      (4.27)   $      (1.89)
                                                      ------------    ------------      -----------
Weighted average shares outstanding ...............     23,395,778       9,100,000       6,522,313
                                                      ------------    ------------      -----------


                The accompanying notes are an integral part of these financial statements.


                                             CGA GROUP, LTD.

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                       (EXPRESSED IN U.S. DOLLARS)

                                                                                        NINE MONTHS
                                                         YEAR ENDED      YEAR ENDED        ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1999            1998            1997
                                                       -------------   -------------   -------------
NET LOSS FOR THE PERIOD ............................   $ (7,648,871)   $(17,987,779)   $ (2,706,182)
OTHER COMPREHENSIVE INCOME

Changes in unrealized appreciation (depreciation) on

  fixed maturity securities ........................     (7,428,109)       (710,416)      1,636,092
                                                       -------------   -------------   -------------
COMPREHENSIVE LOSS FOR THE PERIOD ..................   $(15,076,980)   $(18,698,195)   $ (1,068,090)
                                                       =============   =============   =============



















   The accompanying notes are an integral part of these financial statements.

                                             CGA GROUP, LTD.
                          CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY

                                       (EXPRESSED IN U.S. DOLLARS)

                                                   YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1999            1998
MEZZANINE EQUITY                                  ------------    -------------
SERIES A PREFERRED STOCK

Balance--beginning of period .................   $      32,119    $      27,965
Pay-in-kind dividends paid ...................           4,649            4,154
                                                 -------------    -------------
Balance--end of period .......................          36,768           32,119
                                                 -------------    -------------
ADDITIONAL PAID-IN-CAPITAL--SERIES A PREFERRED
Balance--beginning of period .................      75,258,981       65,504,534
Fair value of warrants .......................            --         (1,347,300)
Pay-in-kind dividends paid ...................      11,618,601       10,379,765
Accretion to redemption value ................         457,132          514,273
Accretion on warrants ........................         134,730          207,709
                                                 -------------    -------------
Balance--end of period .......................      87,469,444       75,258,981
                                                 -------------    -------------
TOTAL SERIES A PREFERRED STOCK ...............   $  87,506,212    $  75,291,100
                                                 =============    =============

SERIES B PREFERRED STOCK

Balance--beginning of period .................   $      16,000    $      16,000
Pay-in-kind dividends paid ...................           6,687             --
Conversion to common stock ...................         (22,687)            --
                                                 -------------    -------------
Balance--end of period .......................            --             16,000
                                                 -------------    -------------

ADDITIONAL PAID-IN-CAPITAL--SERIES B PREFERRED

Balance--beginning of period .................      37,284,985       37,059,371
Pay-in-kind dividends paid ...................      16,710,271             --
Accretion to redemption value ................          50,137          225,614
Unaccreted issuance costs ....................       2,648,879             --
Conversion to common stock ...................     (56,694,272)            --
                                                 -------------    -------------
Balance--end of period .......................            --         37,284,985
                                                 -------------    -------------

PAY-IN-KIND DIVIDENDS ACCRUED--SERIES B

Balance--beginning of period .................   $  14,016,164    $   4,439,231
Dividends accrued ............................       2,700,795        9,576,933
Dividends paid ...............................     (16,716,959)            --
                                                 -------------    -------------
Balance--end of period .......................   $        --      $  14,016,164
                                                 -------------    -------------
TOTAL SERIES B PREFERRED STOCK ...............   $        --      $  51,317,149
                                                 =============    =============
TOTAL MEZZANINE EQUITY .......................   $  87,506,212    $ 126,608,249
                                                 =============    =============












   The accompanying notes are an integral part of these financial statements.


                                             CGA GROUP, LTD.

                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (EXPRESSED IN U.S. DOLLARS)

                                                             YEAR ENDED       YEAR ENDED
                                                            DECEMBER 31,     DECEMBER 31,
                                                                1999             1998
SHAREHOLDERS' EQUITY                                        ------------    -------------
SERIES C CONVERTIBLE PREFERRED STOCK
Balance--beginning of period ............................   $       --      $       --
Stock issued (44,971,346 shares) ........................        449,713            --
                                                            ------------    ------------
Balance--end of period ..................................        449,713            --
                                                            ------------    ------------
ADDITIONAL PAID-IN-CAPITAL--SERIES C PREFERRED
Balance--beginning of period ............................           --              --
Stock issued ............................................     51,715,259            --
Employee loans ..........................................     (1,045,961)           --
Issuance costs ..........................................     (1,203,000)           --
                                                            ------------    ------------
Balance--end of period ..................................     49,466,298            --
                                                            ------------    ------------
TOTAL SERIES C PREFERRED STOCK ..........................     49,916,011            --
                                                            ------------    ------------
COMMON STOCK

Balance--beginning of period ............................         91,000          91,000
Stock issued (18,905,648 shares) ........................        189,057            --
                                                            ------------    ------------
Balance--end of period ..................................        280,057          91,000
                                                            ------------    ------------
ADDITIONAL PAID-IN-CAPITAL--COMMON STOCK
Balance--beginning of period ............................     42,486,057      42,086,353
Stock issued ............................................     56,527,902            --
Fair value of warrants ..................................           --         1,347,300
Accretion of Series A Preferred Stock to redemption value       (457,132)       (514,273)
Accretion of Series B Preferred Stock to redemption value        (50,137)       (225,614)
Accretion on warrants ...................................       (134,730)       (207,709)
Unaccreted issuance costs (Series B) ....................     (2,648,879)           --
                                                            ------------    ------------
Balance--end of period ..................................     95,723,081      42,486,057
                                                            ------------    ------------
TOTAL COMMON STOCK ......................................     96,003,138      42,577,057
                                                            ------------    ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance--beginning of period ............................        927,676       1,638,092
Decrease during the period ..............................     (7,428,109)       (710,416)
                                                            ------------    ------------
Balance--end of period ..................................     (6,500,433)        927,676
                                                            ------------    ------------
ACCUMULATED DEFICIT

Balance--beginning of period ............................    (50,006,600)    (12,057,969)
Net loss ................................................     (7,648,871)    (17,987,779)
Series A pay-in-kind dividends ..........................    (11,623,250)    (10,383,919)
Series B pay-in-kind dividends ..........................     (2,700,795)     (9,576,933)
                                                            ------------    ------------
Balance--end of period ..................................    (71,979,516)    (50,006,600)
                                                            ------------    ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ....................   $ 67,439,200    $ (6,501,867)
                                                            ============    ============


   The accompanying notes are an integral part of these financial statements.

                                             CGA GROUP, LTD.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (EXPRESSED IN U.S. DOLLARS)

                                                                                         NINE MONTHS
                                                       YEAR ENDED       YEAR ENDED          ENDED
                                                      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                          1999             1998              1997
Cash flows from operating activities                  -------------    -------------    -------------

Net loss ..........................................   $  (7,648,871)   $ (17,987,779)   $  (2,706,182)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:

  Amortization of investments .....................         413,024         (176,711)       1,314,765
  Depreciation expense ............................         508,987          354,587           51,076
  Realized loss (gain) on sale of investments .....          60,485       (2,814,132)        (885,422)
  Realized loss on sale of fixed assets ...........            --             26,282             --
Changes in assets and liabilities:

  Premiums receivable .............................         960,506       (2,781,325)        (447,172)
  Management fees receivable ......................         680,767       (1,093,411)            --
  Accrued investment income .......................        (705,900)         400,837       (4,080,600)
  Deferred acquisition costs ......................      (1,564,815)      (2,200,674)      (1,001,883)
  Prepaid reinsurance premiums ....................         976,638       (1,286,782)            --
  Deferred premiums receivable ....................        (519,809)            --               --
  Reinsurance recoverable .........................      42,400,000      (67,400,000)            --
  Other assets ....................................        (234,389)        (175,510)      (1,159,177)
  Organization costs ..............................            --          4,421,353       (4,409,373)
  Unearned premiums ...............................       2,124,996          550,548          270,576
  Reserve for losses and loss adjustment expenses .     (53,654,300)      90,145,000           55,000
  Reinsurance balances payable ....................        (134,934)         420,660             --
  Accrued costs and expenses ......................         540,783          764,734        3,591,033
                                                      -------------    -------------    -------------
Net cash provided by (used in) operating activities     (15,796,832)       1,167,677       (9,407,359)
                                                      -------------    -------------    -------------
Cash flows from investing activities
Cost of fixed maturity investments acquired .......     (88,182,991)    (143,845,735)    (278,498,706)
Proceeds from sale of fixed maturity investments ..      64,432,233      138,940,387      156,404,692
Purchases of fixed assets .........................        (190,966)      (1,113,295)        (910,140)
Note receivable ...................................            --            250,000         (250,000)
                                                      -------------    -------------    -------------
Net cash used in investing activites ..............     (23,941,724)      (5,768,643)    (123,254,154)
                                                      -------------    -------------    -------------
Cash flows from financing activities
Proceeds on issuance of series C preferred stock ..      52,164,972             --               --
Employee loans ....................................      (1,045,961)            --               --
Issuance costs of series C preferred stock ........      (1,203,000)            --               --
Redemption of Common Stock ........................            --               --            (12,000)
Proceeds on issuance of series A preferred stock ..            --               --         65,000,000
Proceeds on issuance of series B preferred stock ..            --               --         40,000,000
Proceeds on issuance of common stock ..............            --               --         45,500,000
Issuance costs of series A preferred stock ........            --               --         (4,571,319)
Issuance costs of series B preferred stock ........            --               --         (3,008,190)
Issuance costs of common stock ....................            --               --         (3,048,614)
Loan repaid .......................................            --               --           (121,000)
                                                      -------------    -------------    -------------
Net cash provided by financing activities .........      49,916,011             --        139,738,877
                                                      -------------    -------------    -------------
Net increase (decrease) in cash and
  cash equivalents ................................      10,177,455       (4,600,966)       7,077,364
Cash and cash equivalents--beginning of period ....       2,598,140        7,199,106          121,742
                                                      -------------    -------------    -------------
Cash and cash equivalents--end of period ..........   $  12,775,595    $   2,598,140    $   7,199,106
                                                      =============    =============    =============








   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

1.   BUSINESS AND ORGANIZATION

     CGA Group, Ltd. is a holding company, which was incorporated in Bermuda on June 21, 1996. CGA Group has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. was incorporated in Bermuda on October 16, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. Commercial Guaranty Assurance has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. CGA Investment Management, Inc. was incorporated in the state of Delaware in July 1996 by the founders of CGA Group and was acquired at nominal cost to CGA Group on June 9, 1997. CGA Investment Management did not commence operations until after its acquisition by CGA Group. CGA Investment Management is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended. CGA Investment Management provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. CGA Investment Management and its employees are based in New York City, New York.

     CGA Group's first fiscal year end was March 31, 1997. The Company subsequently changed its fiscal year end to December 31. Therefore, the comparative periods in the consolidated financial statements are not consistent.

     Operations commenced following the completion of CGA Group's private placement offering which occurred on June 17, 1997. The initial capitalization of CGA Group consisted of 12,000 common shares with a par value of $1.00 per share. All 12,000 shares were redeemed on June 17, 1997 at which time CGA Group completed its recapitalization.

     As part of the recapitalization on June 17, 1997, CGA Group issued 2.6 million shares of Series A preferred stock with a par value of $.01 per share at a price of $25 per share. The shares of Series A preferred stock are entitled to a 13.75% quarterly compounding dividend paid in additional shares of Series A preferred stock. The Series A preferred stockholders also received warrants, which are transferable separately from the Series A preferred stock, which represent the right to purchase on or prior to June 17, 2007 a total of 270,000 shares of common stock at an exercise price of $.01 per share. The warrants were valued at $4.99 per share and were accounted for as additional paid-in-capital to the common stock.

     As part of the recapitalization on June 17, 1997, CGA Group issued 1.6 million shares of Series B preferred stock with a par value of $.01 per share for a price of $25 per share. The shares of Series B preferred stock were entitled to a 20% quarterly compounding dividend paid in additional shares of Series B preferred stock. The shares of Series B preferred stock were sold to investors as part of investment units which also included commitments to purchase an additional $60 million of Series B preferred stock in the aggregate upon the occurrence of certain events, in order to maintain Commercial Guaranty Assurance's "Triple-A" rating from Duff & Phelps. Commercial Guaranty Assurance pays a $600,000 annual fee to the holders of the investment units for their commitments. The investment units also included an aggregate of 7,827,957 shares of common stock out of a total of 9,100,000 million shares of common stock issued pursuant to the recapitalization at a price of $5 per share.

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

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

preferred stock issuance described below. An additional 1,494,771 warrants have been authorized for issuance to certain employees, which each represent the right to purchase one share of common stock on or prior to June 17, 2007 at an exercise price of $5 per share.

     On March 31, 1999 CGA Group sold 43,997,863 shares of Series C preferred stock, par value $.01 per share, to existing shareholders for an aggregate sales price of $50,996,795. Concurrent with the sale of the Series C preferred stock, the outstanding 1,600,000 of Series B preferred stock and the 668,678 shares of Series B preferred stock declared as pay-in-kind dividends thereon, totaling 2,268,678 shares valued at $56,716,950, were exchanged for 18,905,648 shares of common stock based on an exchange price of $3 per share of common stock.

     On April 26, 1999 CGA Group sold 973,483 shares of Series C preferred stock to employees of CGA Group and its subsidiaries. The shares were sold for $1.20 each for an aggregate sales price of $1,168,179. CGA Group received cash proceeds of $122,218 and the remaining $1,045,961 was financed by CGA Group by granting employee loans up to a maximum of 90% of the purchase price of the shares. The employee loans were granted in the form of promissory notes which bear interest at a rate of 7% per annum and are repayable in three equal installments on April 26, 2000, April 26, 2001 and April 26, 2002.

     The primary clients of Commercial Guaranty Assurance and CGA Investment Management are St. George and Cobalt. As of December 31, 1999 approximately 54% of Commercial Guaranty Assurance's net exposure was from assets owned by St. George and Cobalt. Most of Commercial Guaranty Assurance's premiums and CGA Investment Management's fee income is originated from St. George and Cobalt.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) and include the accounts of CGA Group, Commercial Guaranty Assurance, and CGA Investment Management. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies under GAAP are as follows:

   a)   Premiums

     Insurance contracts are classified as long-duration contracts for accounting purposes as the contracts are expected to remain in force for an extended period. The contracts generally are not subject to unilateral changes in their provisions and provide insurance protection for extended periods. Premium rates generally are level throughout the period of coverage. Premiums are recognized as written upon inception of multi-year policies. Up-front premiums are earned pro-rata over the period of risk.

Installment premiums are earned over each installment period.

   b)   Management fees

     Fees earned by CGA Investment Management on managed assets are generally paid quarterly on the outstanding par balance. Fees on assets managed as of December 21, 1999 range from 5 to 25 basis points per annum.

   c)   Deferred premiums receivable

     The collection of premiums owed to Commercial Guaranty Assurance related to certain insured securities is deferred. Certain securities that were purchased by clients at significant discounts from their par values generate cash flows that are insufficient to cover the related insurance premiums. The premiums are earned over the period of risk and are recorded at the present value of premiums that will be received upon the maturity of such securities.

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

   d)   Deferred acquisition costs

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

   e)   Reinsurance

     In the ordinary course of business, Commercial Guaranty Assurance cedes exposures under various reinsurance contracts designed to limit losses from certain risks and to protect capital and surplus. The reinsurance of risk does not relieve Commercial Guaranty Assurance of its original liability to its policyholders. In the event that a reinsurer was unable to meet its obligations under the existing reinsurance contracts, Commercial Guaranty Assurance would be liable for such defaulted amounts.

     Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

   f)   Reserve for losses and loss adjustment expenses

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

     Management believes that the current level of the reserve is adequate to cover the ultimate net cost of claims. The reserve is necessarily an estimate and there can be no assurance that the ultimate liability will not differ from such estimates. Commercial Guaranty Assurance will monitor the provision on an ongoing basis and may periodically adjust the reserve based on actual loss experience, the future mix of business and economic conditions.

     The reserve for losses and loss adjustment expenses is reflected on the balance sheet gross of any losses recoverable from reinsurers.

   g)   Investments

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in debt securities are designated as available-for-sale and are recorded at fair value, being quoted market value. Any resulting unrealized gains or losses are reflected as a separate component of shareholder's equity as accumulated other comprehensive income and as a separate component of the statement of comprehensive income. Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at cost, which approximates fair value. Other investments are carried at cost, which approximates fair value.

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

    h)   Statement of cash flows

     For purposes of the statements of cash flows, cash equivalents are composed of short term deposits with original maturities which are less than three months.

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

   i)   Loss per common share

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

   j)   Start-up activities

     The Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. This statement requires CGA Group to expense organization costs as incurred. On July 1, 1998, CGA Group expensed the remaining unamortized organization costs which is reflected in the financial statements as a change in accounting principle.

3. INVESTMENTS

   a)   Fixed maturities

     The fair values, gross unrealized gains and losses and amortized cost of fixed maturities at December 31, 1999 and 1998 are as follows:

                                             GROSS         GROSS
                            AMORTIZED      UNREALIZED    UNREALIZED
1999                          COST           GAINS         LOSSES        FAIR VALUE
                          ------------   ------------   ------------    ------------
  Non-U.S. Government     $ 33,995,209           --     $ (1,509,028)   $ 32,486,181
  Corporate                116,796,572           --       (4,991,405)    111,805,167
  Short-term                 2,046,328           --             --         2,046,328
  Fixed Maturities        $152,838,109           --     $ (6,500,433)   $146,337,676



                                             GROSS         GROSS
                            AMORTIZED      UNREALIZED    UNREALIZED
1998                          COST           GAINS         LOSSES        FAIR VALUE
                          ------------   ------------   ------------    ------------
  Non-U.S. Government..   $ 12,024,005   $     77,789   $    (82,384)   $ 12,019,410
  Corporate ...........     85,488,892      1,316,526       (384,255)     86,421,163
  Short-term ..........      2,047,964           --             --         2,047,964
                          ------------   ------------   ------------    ------------
  Fixed Maturities ....   $ 99,560,861   $  1,394,315   $   (466,639)   $100,488,537
                          ============   ============   ============    ============


     The change in unrealized appreciation (depreciation) on fixed maturity securities was $(7,428,109) in 1999 and $(710,416) in 1998.

     Fixed maturities at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

                                   1999          1999             1998           1998
MATURITY PERIOD                 FAIR VALUE   AMORTIZED COST    FAIR VALUE   AMORTIZED COST
---------------                ------------  --------------   ------------  --------------
Less than 1 year ...........   $  2,046,328    $  2,046,328   $  2,047,964    $  2,047,964
1-5 years ..................    139,855,448     146,089,396     91,006,563      90,195,974
5-10 years .................      4,435,900       4,702,385      7,434,010       7,316,923
                               ------------  --------------   ------------  --------------
    Total fixed maturities..   $146,337,676    $152,838,109   $100,488,537    $ 99,560,861
                               ============  ==============   ============  ==============


                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

     Realized gains for the year ended December 31, 1999 were $244,586; for the year ended December 31, 1998 were $3,436,817 and for the nine months ended December 31, 1997 were $1,895,725. Realized losses for the year ended December 31, 1999 were $305,071; for the year ended December 31, 1998 were $622,685 and for the nine months ended December 31, 1997 were $1,010,303. Investments are made predominately in U.S. dollar denominated foreign corporate and government securities. The rating level for an investment cannot be below "Double-A minus". The portfolio consists of "Double-A" rated investments on average. The portfolio manager operates under guidelines to maintain a weighted average duration of two to five years.

   (b)  Net investment income

     Net investment income for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997 was derived from the following sources:

                                          1999           1998          1997
                                       ----------     ----------    ----------
    Fixed maturities ................  $7,989,790     $8,400,894    $2,849,428
    Other ...........................     796,702        501,677       331,297
                                       ----------     ----------    ----------
    Gross investment income .........   8,786,492      8,902,571     3,180,725
    Investment expense ..............    (144,941)      (374,449)     (225,124)
                                       ----------     ----------    ----------
    Net investment income ...........  $8,641,551     $8,528,122    $2,955,601
                                       ==========     ==========    ==========





4.  OTHER INVESTMENTS

     Other investments at December 31, 1998 are comprised of a $30 million note issued by St. George Holdings which is the parent company of certain clients of CGA Investment Management. The note was carried at its original cost which approximated fair value. The note bore interest of 3 month LIBOR plus 1% per annum payable quarterly and had a five year term with no prepayment penalty. The 3 month LIBOR rate at December 31, 1998 was 5.06%. The note was purchased to provide St. George Holdings and its subsidiaries with cash to manage their liquidity and to pay for additional financial guaranty insurance.

The note was repaid in full in 1999.

5.  DETAIL OF OTHER ASSETS

                                                     1999          1998
     Other Assets                                 ----------     ----------

       Other prepaid expenses ..................  $  668,627     $  222,752
       Prepaid commitment fees .................     276,164        276,164
       Fixed assets, net of depreciation .......   1,285,579      1,603,600
       Deposits ................................     301,080        280,000
       Accounts receivable .....................      47,405        368,730
       Other ...................................     263,759        175,000
                                                  ----------     ----------
           Total other assets ..................  $2,842,614     $2,926,246
                                                  ==========     ==========




6.  LOSSES AND LOSS EXPENSES

     The reserve for losses and loss adjustment expenses is established in an amount equal to the Commercial Guaranty Assurance's estimate of unidentified or case basis reserves and unallocated losses including costs of settlement, on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and loss adjustment expenses. The general reserve for losses and loss adjustment expenses is calculated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net par amount outstanding of the insured obligations.

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

     The reserve for losses and loss adjustment expenses is comprised of the following at December 31, 1999 and 1998:

                                                    1999           1998
                                                -----------    -----------
      Case basis reserve .....................  $33,200,000    $88,200,000
      General reserve ........................    3,345,700      2,000,000
                                                -----------    -----------
          Total reserve for losses and loss
            adjustment expenses ..............  $36,545,700    $90,200,000
                                                ===========    ===========




     The activity in the reserve for losses and loss adjustment expenses is as follows:

                                                     1999            1998
                                                 ------------    ------------
  Balance at beginning of year ...............   $ 90,200,000    $     55,000
      Less reinsurance recoverables ..........    (67,400,000)           --
                                                 ------------    ------------
  Net balance at beginning of year ...........     22,800,000          55,000
  Net losses and loss expenses incurred in
    respect of losses occurring in:
      Current year ...........................      1,350,000      22,745,000
      Prior years ............................     15,300,000            --
                                                 ------------    ------------
      Total ..................................     16,650,000      22,745,000
  Net losses and loss expenses paid in respect
    of losses occuring in prior years ........    (27,904,300)           --
                                                 ------------    ------------
      Balance at end of year .................     11,545,700      22,800,000
  Reinsurance recoverable ....................     25,000,000      67,400,000
                                                 ------------    ------------
  Reserve for losses and loss adjustment
    expenses, gross of reinsurance recoverable
      Balance at end of year .................   $ 36,545,700    $ 90,200,000
                                                 ============    ============

     In October, 1998 the credit ratings on asset-backed securities which clients of Commercial Guaranty Assurance had purchased, and that were originated and serviced by Commercial Financial Services Inc., a credit-card debt collection company, were withdrawn by the three credit rating companies that rated the most recently issued Commercial Financial Services securities. The withdrawal of the ratings was in response to allegations of accounting irregularities at Commercial Financial Services. The rating agencies, investors and insurers commenced investigations into the allegations. On December 11, 1998, Commercial Financial Services filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Oklahoma (the "Bankruptcy Court"). The Bankruptcy Court approved Commercial Financial Services' rejection of the servicing contracts and other agreements relating to Commercial Financial Services' servicing of the receivables underlying the Commercial Financial Services securities, effective as of June 23, 1999. As a result, servicing in respect of the Commercial Financial Services securities was transferred to the trustees of the respective trusts which issued such securities (Bankers Trust Company, in the case of the Commercial Financial Services securities guaranteed by Commercial Guaranty Assurance), as backup servicers, and their designated sub-servicers.

     Clients of Commercial Guaranty Assurance had previously purchased approximately $212 million face amount of Commercial Financial Services securities, which exposure was guaranteed by Commercial Guaranty Assurance. Commercial Guaranty Assurance had obtained reinsurance for approximately $162 million face amount of such exposure. In December 1998, Commercial Guaranty Assurance established a $20.8 million case basis reserve in respect of its exposure on Commercial Financial Services securities, representing management's estimate of probable losses on such exposure. In June, 1999 Commercial Guaranty Assurance added an additional $7.1 million to its case

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

basis reserve for Commercial Financial Services. In June and September 1999, Commercial Guaranty Assurance made claim payments on its guarantees in respect of Commercial Financial Services securities in the aggregate amount of approximately $117.9 million, of which $90 million consisted of payments from its reinsurer and $27.9 million consisted of Commercial Guaranty Assurance's own funds, paid out of such case basis reserve. In connection with this claim payment, Commercial Guaranty Assurance and its reinsurer received approximately $119.1 million par value of Commercial Financial Services bonds. The bonds have no readily determinable market value and have not been recorded on the books of Commercial Guaranty Assurance. Until Commercial Guaranty Assurance's exposure on Commercial Financial Services securities reaches zero, any future interest payments received on these securities are intended to be used to purchase additional Commercial Financial Services securities from Commercial Guaranty Assurance's clients, thereby further reducing Commercial Guaranty Assurance's exposure. In December, 1999 Commercial Guaranty Assurance added an additional $8.2 million to its case basis reserve for Commercial Financial Services comprised of $7.7 million of expected losses and $0.5 million of expected loss adjustment expenses.

     As a result of these claim payments, additional reserves and interim principal repayments on the Commercial Financial Services securities, Commercial Guaranty Assurance's gross remaining exposure in respect of Commercial Financial Services securities has been reduced to approximately $76.0 million as of December 31, 1999. Of this exposure, approximately $58.1 million is covered by reinsurance and $7.7 million is included in case basis reserves, leaving Commercial Guaranty Assurance with a remaining net exposure of approximately $9.6 million at December 31, 1999.

     At December 31, 1999 aggregate incurred losses for Commercial Financial Services securities total $36.1 million of which $27.9 million has been paid. On March 15, 2000 Commercial Guaranty Assurance made a claim payment of $28.5 million of which $21.8 million consisted of payments from its reinsurer and $6.7 million consisted of Commercial Guaranty Assurance's own funds, paid out of the case basis reserve. Giving effect to the claim payment on March 15, 2000 Commercial Guaranty Assurance's gross remaining exposure to Commercial Financial Services was reduced to $45.0 million of which $34.4 million is covered by reinsurance and $1.0 million is included in case basis reserves.

     Commercial Guaranty Assurance, CGA Investment Management and various other plaintiffs have commenced legal proceedings against Commercial Financial Services, William Bartmann (the founder and principal shareholder of Commercial Financial Services), other former members of Commercial Financial Services' senior management, the placement agent for the Commercial Financial Services securities insured by Commercial Guaranty Assurance and Commercial Financial Services' auditors, alleging various counts of federal and state securities law fraud and common law fraud. It is too early to predict what, if anything, Commercial Guaranty Assurance ultimately may recover in this legal proceeding.

7. REINSURANCE

     In the ordinary course of business, Commercial Guaranty Assurance cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. In the event that all or any of the reinsurers are unable to meet their obligations to Commercial Guaranty Assurance under the existing reinsurance agreements, Commercial Guaranty Assurance would be liable for such defaulted amounts. Commercial Guaranty Assurance also has a $20 million excess of loss reinsurance facility. As of December 31, 1999 prepaid reinsurance of approximately $0.3 million was associated with a single reinsurer. As stated above, Commercial Guaranty Assurance has reinsured a portion of its exposure to asset-backed securities originated and serviced by Commercial Financial Services.

     In October, 1998 Commercial Guaranty Assurance provided credit support on approximately $382 million of securities within two insured portfolios, which was further supported by a "Triple-A" rated reinsurer, using

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

documentation that would permit the insured to proceed directly against the reinsurer. The effect of the described credit support arrangements was to substantially increase the market value of the subject securities. Commercial Guaranty Assurance received a premium of $38.95 million from its clients in connection with these credit support arrangements, and ceded $38.7 million to the aforementioned reinsurer. On April 14, 1999, these credit support arrangements were cancelled and approximately $29.5 million of premium was refunded to the clients.

     In a separate transaction that closed in December 1999, CGAIM paid $5.5 million to St. George to cover a portion of the cost incurred by St. George for the credit support arrangements.

8.  MEZZANINE EQUITY

                                                     1999           1998
                                                  ----------     ----------
      Series A : 3,676,821 and 3,211,891 shares

        issued and outstanding .................  $   36,768     $   32,119
      Additional paid in capital ...............  87,469,444     75,258,981
                                                  ----------     ----------
      Total series A preferred stock ...........  87,506,212     75,291,100
      Series B: nil and 1,600,000 shares
        issued and outstanding .................         --          16,000
      Additional paid in capital ...............         --      37,284,985
                                                  ----------     ----------
          Total series B preferred stock .......         --      37,300,985
                                                  ==========     ==========

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

9.  SHAREHOLDERS' EQUITY

a)  COMMON STOCK

     The number of common shares outstanding during the years ended December 31, 1999 and 1998 was as follows:

                                                    1999            1998
                                                 ----------      ---------
      Issued and outstanding ..................  28,005,648      9,100,000
      Weighted average number of shares .......  23,395,778      9,100,000

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

     The common stock of CGA Group carries two votes per share on all matters presented to the security holders of CGA Group for their approval.

B)  SERIES C PREFERRED STOCK

     The Series C preferred stock are voting securities and are entitled to 1 vote per share on all matters presented to the security holders of CGA Group for their approval. The book values of shares issued and outstanding as of December 31, 1999 and 1998 were as follows:

                                                   1999            1998
       44,971,346 and nil shares issued and    -----------        -------

         outstanding ........................  $   449,713        $  --
       Additional paid-in-capital ...........   49,466,298           --
       Total Series C preferred stock .......  $49,916,011        $  --


     The shares of Series C preferred stock which may be converted into shares of common stock on a one-for-one basis at the holder's option at any time, are mandatorily convertible into shares of common stock upon the occurrence of certain events at the conversion rate specified in CGA Group's Bye-Laws, and are subject to redemption by CGA Group for cash upon the occurrence of certain events at the redemption rate specified in CGA Group's Bye-laws.

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

10.  LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the years endedDecember 31, 1999 and 1998 and the nine months ended December 31, 1997.


                                                       1999            1998            1997
Basic Loss Per Share                               ------------    ------------    ------------
Numerator:
  Net loss .....................................   $ (7,648,871)   $(17,987,779)   $ (2,706,182)
  Series A--Pay-in-kind dividends paid .........    (11,623,250)    (10,383,919)     (4,913,346)
  Series A--Accretion to redemption value ......       (457,132)       (514,273)       (190,472)
  Series A--Accretion on warrants ..............       (134,730)       (207,709)           --
  Series B--Pay-in-kind dividends ..............     (2,700,795)     (9,576,933)     (4,439,231)
  Series B--Accretion to redemption value ......        (50,137)       (225,614)        (83,561)
                                                   ------------    ------------    ------------
Net loss attributable to common shareholders ...   $(22,614,915)   $(38,896,227)   $(12,332,792)
                                                   ------------    ------------    ------------
Denominator:
  Weighted average shares outstanding ..........     23,395,778       9,100,000       6,522,313
                                                   ------------    ------------    ------------
Basic loss per share ...........................   $      (0.97)   $      (4.27)   $      (1.89)
                                                   ============    ============    ============
Diluted loss per share
Numerator ......................................   $(22,614,915)   $(38,896,227)   $(12,332,792)
                                                   ------------    ------------    ------------
Denominator ....................................     23,395,778       9,100,000       6,522,313
                                                   ------------    ------------    ------------
Diluted loss per share .........................   $      (0.97)   $      (4.27)   $      (1.89)
                                                   ============    ============    ============
Loss per share on cumulative effect of change in
  accounting principle .........................   $       --      $      (0.43)   $       --
                                                   ============    ============    ============


                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

     CGA Group has outstanding warrants and Series C preferred stock which were not included in the computation of the diluted loss per share as the effect of these warrants and Series C preferred stock is antidilutive for the periods presented above.

     On June 17, 1997 CGA Group issued warrants to purchase 270,000 shares of common stock in connection with the issuance of 2.6 million shares of Series A preferred stock. All of the warrants are outstanding as of December 31, 1999. These warrants are exercisable at any time on or prior to June 17, 2007 at an exercise price of $.01 per share of common stock.

     CGA Group also issued 847,729 warrants to certain investors and members of management on June 17, 1997. Each such warrant represents the right to purchase one share of common stock on or prior to June 17, 2007. The exercise price of the warrants was lowered from $5 per share to $2.12 per share in connection with the Series B preferred stock conversion into common stock and the issuance of the Series C preferred stock. All such warrants were outstanding as of December 31, 1999. In addition, CGA Group has authorized 1,494,771 warrants for issuance to certain employees. These warrants each represent the right to purchase one share of common stock on or prior to June 17, 2007 at an exercise price of $5 per share. The employee warrants vest ratably over a four-year period and expire if not exercised within thirty days of the employee's termination of employment. As of December 31, 1999, there were 1,315,984 warrants outstanding of which 657,992 warrants were exercisable. As of December 31, 1998 there were 1,348,129 warrants outstanding of which 337,032 warrants were exercisable. The total number of common share equivalents not included in the calculation of diluted loss per share was 46,747,067 because they were anti-dilutive.

11.  INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at December 31, by asset type:

                                                         1999           1998
   ASSET TYPE                                         (IN 000'S)     (IN 000'S)
   ----------                                         ----------     ----------
   Auto ............................................  $   26,158     $    3,158
   Commercial loan and bond obligations ............     327,335        189,375
   Commercial mortgage-backed securities ...........     614,217        185,754
   Corporate asset-backed securities ...............     147,490         90,000
   Credit card receivables .........................     165,997        185,732
   Equipment .......................................      17,111         27,129
   Future flows ....................................      55,463         39,108
   Home equity loans ...............................     374,280        236,381
   Real estate investment trust debt ...............     256,774        381,777
   Real estate investment trust preferred stock ....      70,000         70,000
   Sovereign debt ..................................      90,000        120,000
   Other consumer ABS ..............................      89,640         31,250
                                                      ----------     ----------
       Total .......................................  $2,234,465     $1,559,664
                                                      ==========     ==========



     The following table presents the credit ratings of the above assets, based on net par outstanding at December 31:

                                                         1999           1998
                                                         ----           ----
   "AAA" ...........................................        4%            4%
   "AA" ............................................        2%            3%
   "A" .............................................       25%           12%
   "BBB" ...........................................       58%           67%
   "BB" ............................................        9%           11%
   Not rated .......................................        2%            3%
                                                          ---           ---
      Total ........................................      100%          100%
                                                          ===           ===

     North America comprises 93% of the insured obligations geographic exposure. Other countries include Turkey, Korea, Greece, Poland, Portugal and Venezuela, each of which comprises approximately 2% or less of the geographic exposure.

12.  SEGMENT REPORTING

     CGA Group has two reportable segments: Commercial Guaranty Assurance and CGA Investment Management (see description of each segment in Note 1). CGA Group's management has identified the operating segments on the

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

basis that they are separate entities with each entity carrying on a different type of business. Commercial Guaranty Assurance provides financial guaranty insurance and CGA Investment Management provides investment management services. The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies.

     The table below presents financial information for each of the operating segments.

     As of and for the year ended December 31, 1999.

                                           CGA             CGAIM         OTHER (A)         TOTAL
REVENUES                              -------------    -------------   -------------   -------------
Net premiums earned ...............   $  12,223,484    $        --     $        --     $  12,223,484
Net investment income .............       8,030,130           61,479         549,942       8,641,551
Net realized losses ...............         (60,485)            --              --           (60,485)
Management fees ...................            --          8,207,746            --         8,207,746
Intersegment revenue ..............            --            349,546         257,589         607,135
                                      -------------    -------------   -------------   -------------
    TOTAL REVENUES ................      20,193,129        8,618,771         807,531      29,619,431
                                      -------------    -------------   -------------   -------------
EXPENSE ITEMS
Operating expenses ................       1,279,553        9,940,212       1,767,831      12,987,596
Rebate on credit support
 arrangements .....................              --        5,510,000            --         5,510,000
Acquisition costs .................         713,571             --              --           713,571
Commitment fees ...................         600,000             --              --           600,000
Excess of loss facility ...........         200,000             --              --           200,000
Losses and loss adjustment expenses      16,650,000             --              --        16,650,000
Intersegment expenses .............         349,546          257,589            --           607,135
    TOTAL EXPENSES ................      19,792,670       15,707,801       1,767,831      37,268,302
                                      -------------    -------------   -------------   -------------
Net income (loss) .................         400,459       (7,089,030)       (960,301)     (7,648,871)
                                      -------------    -------------   -------------   -------------

ASSETS
    TOTAL ASSETS ..................   $ 190,644,086    $   3,005,640   $  17,302,581   $ 210,952,307
                                      =============    =============   =============   =============


(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.


     As of and for the year ended December 31, 1998.

                                                 CGA          CGAIM           OTHER         TOTAL
REVENUES                                    ------------   ------------   ------------   ------------
Net premiums earned .....................   $  9,246,289   $       --     $       --     $  9,246,289
Net investment income ...................      8,387,513         64,934         75,675      8,528,122
Net realized gains ......................      2,814,132           --             --        2,814,132
Management fees .........................           --        3,353,499           --        3,353,499
Intersegment revenue ....................           --          122,301           --          122,301
                                            ------------   ------------   ------------   ------------
    TOTAL REVENUES ......................     20,447,934      3,540,734         75,675     24,064,343
                                            ------------   ------------   ------------   ------------
EXPENSE ITEMS
Operating expenses ......................      1,558,407     10,711,550      1,753,409     14,023,366
Acquisition Costs .......................        433,217           --             --          433,217
Commitment Fees .........................        600,000           --             --          600,000
Excess of loss facility .................        200,000           --             --          200,000
Losses and loss adjustment expenses .....     22,745,000           --             --       22,745,000
Intersegment expenses ...................        122,301           --             --          122,301
                                            ------------   ------------   ------------   ------------
    TOTAL EXPENSES ......................     25,658,925     10,711,550      1,753,409     38,123,884
                                            ------------   ------------   ------------   ------------
    Net loss ............................     (5,210,991)    (7,170,816)    (1,677,734)   (14,059,541)
                                            ------------   ------------   ------------   ------------
Cumulative effect of change in accounting
  policy ................................      1,127,353        480,207      2,320,678      3,928,238
ASSETS

    TOTAL ASSETS ........................   $214,823,536   $  3,752,936   $  7,860,816   $226,437,288
                                            ============   ============   ============   ============

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)


     As of and for the nine months ended December 31, 1997.

                                           CGA          CGAIM          OTHER           TOTAL
REVENUES                              ------------   ------------   ------------   ------------
Net premiums earned ...............   $    502,995   $       --     $       --     $    502,995
Net investment income .............      2,955,601           --             --        2,955,601
Net realized gains ................        885,422           --             --          885,422
                                      ------------   ------------   ------------   ------------
    TOTAL REVENUES ................      4,344,018           --             --        4,344,018
                                      ------------   ------------   ------------   ------------
EXPENSE ITEMS
Operating expenses ................        597,883      5,313,368        598,852      6,510,103
Acquisition Costs .................         53,590           --             --           53,590
Commitment Fees ...................        323,836           --             --          323,836
Excess of loss facility ...........        107,671           --             --          107,671
Losses and loss adjustment expenses         55,000           --             --           55,000
                                      ------------   ------------   ------------   ------------
    TOTAL EXPENSES ................      1,137,980      5,313,368        598,852      7,050,200
                                      ------------   ------------   ------------   ------------
Net income (loss) .................      3,206,038     (5,313,368)      (598,852)    (2,706,182)
ASSETS

    TOTAL ASSETS ..................   $131,607,950   $  3,577,782   $ 11,085,250   $146,270,982
                                      ============   ============   ============   ============


     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.


                                                     1999             1998              1997
REVENUES                                         -------------    -------------    -------------
Total revenues for reportable segments .......   $  29,619,431    $  24,064,343    $   4,344,018
Elimination of intersegment revenues .........        (607,135)        (122,301)            --
                                                 -------------    -------------    -------------
    Total consolidated revenues ..............   $  29,012,296    $  23,942,042    $   4,344,018
                                                 -------------    -------------    -------------
EXPENSES
Total expenses for reportable segments .......   $  37,268,302    $  38,123,884    $   7,050,200
Elimination of intersegment operating expenses        (607,135)        (122,301)            --
                                                 -------------    -------------    -------------
    Total consolidated expenses ..............   $  36,661,167    $  38,001,583    $   7,050,200
                                                 -------------    -------------    -------------
ASSETS
Total assets for reportable segments .........   $ 210,952,307    $ 226,437,288    $ 146,270,982
Intercompany loans ...........................      (8,700,421)      (7,551,429)      (3,549,796)
Other intercompany balances ..................      (2,632,378)      (2,981,926)            --
                                                 -------------    -------------    -------------
Total consolidated assets ....................   $ 199,619,508    $ 215,903,933    $ 142,721,186
                                                 -------------    -------------    -------------


13.  CONTINGENCIES AND COMMITMENTS

   Lease commitments

     CGA Group rents office space in Hamilton, Bermuda under an operating lease which expires in July 2000, but is expected to be renewed in April 2000. CGA Investment Management rents office space in New York, under an operating lease which expires in 2003 with one option for a renewal period of five years. Total rent expense was approximately $437,769, $355,000 and $300,000 in 1999, 1998 and 1997 respectively. Future minimum rental commitments under the leases, are expected to be approximately $500,000 per annum.

14.  TAXATION

     CGA Group and Commercial Guaranty Assurance, which are domiciled in Bermuda, have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act, 1966, as amended, of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)

28, 2016. Since CGA Group and Commercial Guaranty Assurance are not engaged in a trade or business in the U.S. there should be no U.S. income taxes due, however, CGA Group and Commercial Guaranty Assurance do file protective U.S. income tax returns. CGA Investment Management will be subject to U.S. taxation at regular corporate tax rates, but has tax losses carried forward of approximately $7.1 million and $7.7 million as at December 31, 1999 and 1998 respectively, for which no benefit has been recorded in the financial statements. These tax loss carry-forwards expire in the year 2014 and 2013 respectively.

15.  STATUTORY FINANCIAL DATA

     Under The Insurance Act 1978, amendments thereto and related regulations, Commercial Guaranty Assurance is required to file an annual Statutory Financial Return and Statutory Financial Statements to maintain certain measures of solvency and liquidity during the period. The statutory capital and surplus at December 31, 1999 and 1998 was $141,938,889 and $114,898,018 respectively.
Statutory net income for the year ended December 31, 1999 was $161,828 and statutory net loss for the year ended December 31, 1998 was $13,809,607. The principal differences between capital and surplus and statutory net income and shareholders' equity and income as reported in conformity with GAAP relates to deferred acquisition costs and prepaid expenses of Commercial Guaranty Assurance. There were no statutory restrictions on payment of dividends from the retained earnings of Commercial Guaranty Assurance as the required level of solvency was met by the common stock in issue.

16.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 137, which the Company is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, and the volume of credit default swaps written by Commercial Guaranty Assurance.

17.  SUBSEQUENT EVENTS

     On March 7, 2000, Fitch announced that it intended to acquire DCR, subject to obtaining all requisite shareholder and regulatory approvals. CGA is not currently rated by Fitch. If such acquisition is consummated, it is unclear what action, if any, Fitch will take in respect of CGA's "Triple-A" rating from DCR. If Fitch were to rate CGA's claims paying ability at less than "Triple-A", such action could have a material adverse effect on CGA's business. financial condition and prospects.

     On March 13, 2000, the Company hired Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), an investment banking firm, to act as the Company's exclusive financial advisor for the purpose of raising additional capital. At this time, Management is unable to predict whether or to what extent DLJ will be successful in these capital raising efforts.

                                CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          (EXPRESSED IN 7.S. DOLLARS)


18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

1999                                       1ST QTR         2ND QTR         3RD QTR         4TH QTR          TOTAL
----                                    ------------    ------------    ------------    ------------    -------------
Net premiums written ................   $  3,047,607    $  4,000,007    $  2,183,509    $  5,089,570    $ 14,320,693
Net premiums earned .................      3,082,046       3,465,496       2,340,119       3,335,823      12,223,484
Net investment income and net
  realized gains ....................      1,823,067       2,327,536       2,246,174       2,184,289       8,581,066
Management fees .....................      1,145,259         478,796         506,894       6,076,797       8,207,746
                                        ------------    ------------    ------------    ------------    -------------
    TOTAL REVENUES ..................      6,050,372       6,271,828       5,093,187      11,596,909      29,012,296
                                        ============    ============    ============    ============    =============
Operating Expenses ..................      3,276,277       3,238,902       3,424,867       3,047,550      12,987,596
Rebate on credit support
  arrangements ......................             --              --              --       5,510,000       5,510,000
Acquisition costs ...................        148,138         167,116         186,802         211,515         713,571
Commitment fees and excess of
  loss facility .....................        197,945         202,055         201,233         198,767         800,000
Losses and loss adjustment
  expenses, net .....................        300,000       7,450,000         300,000       8,600,000      16,650,000
                                        ------------    ------------    ------------    ------------    -------------
    TOTAL EXPENSES ..................      3,922,360      11,058,073       4,112,902      17,567,832      36,661,167
                                        ============    ============    ============    ============    =============
Net income (loss) ...................      2,128,012      (4,786,245)        980,285      (5,970,923)     (7,648,871)
Net loss attributable to shareholders    $(3,531,036)    $(7,789,311)    $(2,120,831)    $(9,173,737)   $(22,614,915)
Basic and fully diluted loss
  per share .........................   $      (0.38)   $      (0.28)   $      (0.10)   $      (0.21)   $      (0.97)

1998                                         1ST QTR         2ND QTR         3RD QTR         4TH QTR           TOTAL
----                                    ------------    ------------    ------------    ------------    ------------
Net premiums written ................   $  1,949,993    $  1,607,759    $  2,882,474    $  3,356,610    $  9,796,836
Net premiums earned .................      1,071,135       1,649,341       3,027,536       3,498,277       9,246,289
Net investment income and net
  realized gains ....................      1,646,061       3,119,215       1,985,828       4,591,150      11,342,254
Management fees .....................        189,056         492,939       1,472,589       1,198,915       3,353,499
                                        ------------    ------------    ------------    ------------    -------------
    TOTAL REVENUES ..................      2,906,252       5,261,495       6,485,953       9,288,342      23,942,042
                                        ============    ============    ============    ============    =============
Operating Expenses ..................      3,063,863       4,366,129       4,043,755       2,549,619      14,023,366
Acquisition costs ...................         53,245          92,342         129,944         157,686         433,217
Commitment fees and excess of
  loss facility .....................        197,945         199,589         201,233         201,233         800,000
Losses and loss adjustment
  expenses, net .....................        195,000         405,000         700,000      21,445,000      22,745,000
                                        ------------    ------------    ------------    ------------    -------------
    TOTAL EXPENSES ..................      3,510,053       5,063,060       5,074,932      24,353,538      38,001,583
                                        ============    ============    ============    ============    =============
Net income (loss) ...................       (603,801)        198,435      (2,517,216)    (15,065,197)    (17,987,779)
Net loss attributable to
  shareholders ......................     (5,683,130)     (4,909,349)     (7,991,082)    (20,312,666)    (38,896,227)
Basic and fully diluted earnings
  (loss) per share ..................   ($      0.62)   ($      0.54)   ($      0.88)   ($      2.23)   ($      4.27)


                                            INDEX TO EXHIBITS

EXHIBIT NUMBER     DESCRIPTION

3.1 Memorandum of Association and Certificate of Incorporation of CGA Group, Ltd., incorporated herein by reference to Exhibit
                   3.1 to the Registration Statement on Form S-1 (No. 333-7944) of the Company (the "Registration Statement")

3.2 Amended and Restated Bye-laws of CGA Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Registration Statement

3.3 Amended and Restated Appendices to Amended and Restated Bye-laws of CGA Group, Ltd., incorporated herein by reference to Exhibit 3.3 to the Registration Statement

4.1 CGA Group, Ltd. Shareholders Agreement dated as of June 12, 1997, as amended and restated as of March 31, 1999, incorporated herein by reference to Exhibit 4.1 to the Registration Statement

10.1 Series A Subscription Agreement dated as of June 9, 1997, by and among CGA Group, Ltd. and the holders of the Series A Preferred Stock, incorporated herein by reference to Exhibit
                   10.1 to the Registration Statement

10.2 Common Stock Warrant Acquisition Agreement, dated as of June 9, 1997, by and among CGA Group, Ltd. and the holders of the Series A Preferred Stock, incorporated herein by reference to
                   Exhibit 10.2 to the Registration Statement

10.3 Investment Units Subscription Agreement dated as of June 4, 1997, by and among CGA Group, Ltd. and the holders of the Investment Units, incorporated herein by reference to Exhibit
                   10.3 to the Registration Statement

10.4 Right of First Refusal Agreement dated as of June 17, 1997, by and between CGA Group, Ltd. and Capital Reinsurance Company, incorporated herein by reference to Exhibit 10.4 to the Registration Statement

10.5 Discretionary Investment Advisory Agreement, dated as of December 18, 1996 between Alliance Capital Management, L.P. and Commercial Guaranty Assurance, Ltd., incorporated herein by reference to Exhibit 10.5 to the Registration Statement

10.6 Investment Management Agreement dated as of December 27, 1996, between J.P. Morgan Investment Management Inc. and Commercial Guaranty Assurance, Ltd., incorporated herein by reference to Exhibit 10.6 to the Registration Statement

10.7               Letter Agreement, dated June 17, 1997 between CGA Group, Ltd.
                   and DCR (and Attachments), incorporated herein by reference to Exhibit 10.7 to the Registration Statement

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

10.11 Excess of Loss Agreement, dated as of June 12, 1997, by and between CGA Group, Ltd. and KRE Reinsurance Ltd., incorporated herein by reference to Exhibit 10.11 to the Registration Statement

10.12 Employment Agreement, as of January 1, 1997, by and between CGA Group, Ltd. and Richard A. Price, incorporated herein by reference to Exhibit 10.12 to the Registration Statement

10.13 Employment Agreement, as of January 1, 1997, by and between CGA Group, Ltd. and Jean-Michel Wasterlain, incorporated herein by reference to Exhibit 10.20 to the Registration Statement

10.14 Employment Agreement, as of June 30, 1997, by and between Commercial Guaranty Assurance, Ltd. and Michael M. Miran, incorporated herein by reference to Exhibit 10.18 to the Registration Statement

10.15 Employment Agreement, as of January 1, 1997, by and between CGA Investment Management, Inc. and Kem H. Blacker, incorporated herein by reference to Exhibit 10.16 to the Registration Statement

10.16 Employment Agreement, as of January 1, 1997, by and between Commercial Guaranty Assurance, Ltd. and Geoffrey N. Kauffman, incorporated herein by reference to Exhibit 10.15 to the Registration Statement

10.17 CGA Group, Ltd. Founders' Common Stock Subscription Agreement, dated as of June 12, 1997, among CGA Group, Ltd., CGA Funding, L.P., and certain Founders of CGA Group, Ltd., incorporated herein by reference to Exhibit 10.19 to the Registration Statement

10.18 Series C Convertible Cumulative Voting Preferred Stock Subscription Agreement, dated as of March 31, 1999, incorporated by reference herein to Exhibit 10.18 to the Registration Statement

10.19 Agreement dated as of March 1, 1999 by and among CGA Group and the holders of the Series C Preferred Stock, incorporated herein by reference to Exhibit 10.19 to the Registration Statement

10.20 Restricted Stock Purchase Agreement and Promissory Note, dated as of April 26, 1999, between CGA Group, Ltd. and the employees listed therein, incorporated herein by reference to
                   Exhibit 10.20 to the Registration Statement

10.21 CGA Group, Ltd. Chief Financial Officer's Certificate as to Adjustment to Exercise Price of Warrants Issued Pursuant to the Sponsoring Investors and Founders Stock Warrant Plan, dated May 18, 1999, incorporated herein by reference to
                   Exhibit 10.21 to the Registration Statement

21.1               Subsidiaries of CGA Group, Ltd.

27.1               Financial Data Schedule