Form 10-Q
period 2000-03-31
CGA GROUP LTD
filed 2000-05-15
CIK 1049632

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-49632

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

                                   28,005,648
                              AS OF MARCH 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CGA GROUP, LTD.

                            ------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Unaudited Consolidated Balance Sheets -- March 31, 2000
      and December 31, 1999.................................     1
     Unaudited Consolidated Statements of
      Operations -- Three Months Ended March 31, 2000 and
      March 31, 1999........................................     2
     Unaudited Consolidated Statements of Comprehensive
      Income -- Three Months Ended March 31, 2000 and March
      31, 1999..............................................     3
     Unaudited Consolidated Statements of Changes in
      Mezzanine Equity -- Three Months Ended March 31, 2000
      and the Year Ended December 31, 1999..................     4
     Unaudited Consolidated Statements of Shareholders'
      Equity -- Three Months Ended March 31, 2000 and the
      Year Ended December 31, 1999..........................     5
     Unaudited Consolidated Statements of Cash
      Flows -- Three Months Ended March 31, 2000 and March
      31, 1999..............................................     6
     Notes to Unaudited Consolidated Financial Statements...     7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................    14

PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..................  II-1
  Signatures................................................  II-2
  Index to Exhibits.........................................  II-3

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                CGA GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
  Fixed maturity securities available for sale at fair value
     (amortized cost: $154,995,171 and $152,838,109)........  $147,919,381    $146,337,676
  Cash and cash equivalents.................................     2,460,476      12,775,595
  Premiums receivable.......................................     2,055,330       2,267,991
  Management fees receivable................................       410,046         412,644
  Accrued investment income.................................     4,096,988       4,385,663
  Deferred acquisition costs................................     4,984,595       4,767,372
  Prepaid reinsurance premiums..............................            --         310,144
  Reinsurance recoverable...................................     3,208,668      25,000,000
  Deferred premiums receivable..............................       801,354         519,809
  Other assets..............................................     3,489,923       2,842,614
                                                              ------------    ------------
  Total assets..............................................  $169,426,761    $199,619,508
                                                              ============    ============
LIABILITIES
  Unearned premiums.........................................  $  3,253,151    $  2,946,120
  Reserve for losses and loss adjustment expenses...........    10,963,250      36,545,700
  Reinsurance balances payable..............................       243,249         285,726
  Accrued costs and expenses................................     1,928,878       4,896,550
                                                              ------------    ------------
  Total liabilities.........................................    16,388,528      44,674,096
                                                              ------------    ------------
MEZZANINE EQUITY
  Preferred stock, $.01 par value:
  Series A, 10,000,000 shares authorized, 3,803,212 and
     3,676,821 issued and outstanding.......................    90,813,952      87,506,212
                                                              ------------    ------------
  Total mezzanine equity....................................    90,813,951      87,506,212
                                                              ------------    ------------
SHAREHOLDERS' EQUITY
  Series C preferred stock, $.01 par value, 52,000,000
     shares authorized, 44,971,346 issued and outstanding...       449,713         449,713
  Additional paid-in-capital -- Series C preferred stock....    49,481,298      49,466,298
  Common stock, $.01 par value, 268,000,000 shares
     authorized, 28,005,648 issued and outstanding..........       280,057         280,057
  Additional paid-in-capital -- common stock................    95,575,117      95,723,081
  Accumulated other comprehensive loss......................    (7,075,790)     (6,500,433)
  Accumulated deficit.......................................   (76,486,113)    (71,979,516)
                                                              ------------    ------------
  Total shareholders' equity................................    62,224,282      67,439,200
                                                              ------------    ------------
  Total liabilities and shareholders' equity................  $169,426,761    $199,619,508
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              --------------    --------------
REVENUES
  Gross premiums written....................................   $ 4,010,355       $ 3,467,232
  Ceded premiums............................................      (553,393)         (419,625)
                                                               -----------       -----------
  Net premiums written......................................     3,456,962         3,047,607
  Change in unearned premiums...............................      (273,695)           34,439
                                                               -----------       -----------
  Net premiums earned.......................................     3,183,267         3,082,046
  Net investment income.....................................     2,277,324         1,671,501
  Net realized gains (losses)...............................      (321,509)          151,566
  Management fees...........................................       549,056         1,145,259
                                                               -----------       -----------
  Total revenues............................................     5,688,138         6,050,372
                                                               -----------       -----------
EXPENSES
  Operating expenses........................................     3,616,324         3,276,277
  Policy acquisition costs..................................       227,245           148,138
  Commitment fees...........................................       150,000           147,945
  Excess of loss facility...................................        50,000            50,000
  Losses and loss adjustment expenses.......................     2,991,391           300,000
                                                               -----------       -----------
  Total expenses............................................     7,034,960         3,922,360
                                                               -----------       -----------
NET INCOME (LOSS)...........................................    (1,346,822)        2,128,012
  Pay-in-kind dividends -- preferred stock..................    (3,159,775)       (5,460,945)
  Accretion -- preferred stock..............................      (147,966)         (198,103)
                                                               -----------       -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS................   $(4,654,563)      $(3,531,036)
Basic and diluted loss per common share.....................   $     (0.17)      $     (0.38)
                                                               ===========       ===========
Weighted average shares outstanding.........................    28,005,648         9,310,063
                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              --------------    --------------
NET INCOME (LOSS) FOR THE PERIOD............................    (1,346,822)        2,128,012
OTHER COMPREHENSIVE INCOME
Change in unrealized appreciation (depreciation) on fixed
  maturity securities.......................................      (575,357)       (1,704,381)
                                                                ----------        ----------
COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD..................    (1,922,179)          423,631
                                                                ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED            YEAR ENDED
                                                              MARCH 31, 2000    DECEMBER 31, 1999
                                                              --------------    -----------------
MEZZANINE EQUITY
SERIES A PREFERRED STOCK
Balance -- beginning of period..............................   $    36,768        $     32,119
Pay-in-kind dividends paid..................................         1,264               4,649
                                                               -----------        ------------
Balance -- end of period....................................        38,032              36,768
                                                               -----------        ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES A PREFERRED
Balance -- beginning of period..............................    87,469,444          75,258,981
Pay-in-kind dividends paid..................................     3,158,511          11,618,601
Accretion to redemption value...............................       114,282             457,132
Accretion on warrants.......................................        33,682             134,730
                                                               -----------        ------------
Balance -- end of period....................................    90,775,919          87,469,444
                                                               -----------        ------------
TOTAL SERIES A PREFERRED STOCK..............................   $90,813,951        $ 87,506,212
                                                               ===========        ============
SERIES B PREFERRED STOCK
Balance -- beginning of period..............................   $        --        $     16,000
Pay-in-kind dividends paid..................................            --               6,687
Conversion to common stock..................................            --             (22,687)
                                                               -----------        ------------
Balance -- end of period....................................            --                  --
                                                               -----------        ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES B PREFERRED
Balance -- beginning of period..............................            --          37,284,985
Pay-in-kind dividends paid..................................            --          16,710,271
Accretion to redemption value...............................            --              50,137
Unaccreted issuance costs...................................            --           2,648,879
Conversion to common stock..................................            --         (56,694,272)
                                                               -----------        ------------
Balance -- end of period....................................            --                  --
                                                               -----------        ------------
PAY-IN-KIND DIVIDENDS ACCRUED -- SERIES B
Balance -- beginning of period..............................   $        --        $ 14,016,164
Dividends accrued...........................................            --           2,700,795
Dividends paid..............................................            --         (16,716,959)
                                                               -----------        ------------
Balance -- end of period....................................   $        --        $         --
                                                               -----------        ------------
TOTAL SERIES B PREFERRED STOCK..............................   $        --        $         --
                                                               ===========        ============
TOTAL MEZZANINE EQUITY......................................   $90,813,951        $ 87,506,212
                                                               ===========        ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED            YEAR ENDED
                                                              MARCH 31, 2000    DECEMBER 31, 1999
                                                              --------------    -----------------
SHAREHOLDERS' EQUITY
SERIES C CONVERTIBLE PREFERRED STOCK
Balance -- beginning of period..............................   $    449,713       $         --
Stock issued (44,971,346 shares)............................             --            449,713
                                                               ------------       ------------
Balance -- end of period....................................        449,713            449,713
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES C PREFERRED
Balance -- beginning of period..............................     49,466,298                 --
Stock issued................................................             --         51,715,259
Employee loans..............................................             --         (1,045,961)
Employee loans repaid.......................................         15,000                 --
Issuance costs..............................................             --         (1,203,000)
                                                               ------------       ------------
Balance -- end of period....................................     49,481,298         49,466,298
                                                               ------------       ------------
TOTAL SERIES C PREFERRED STOCK..............................     49,931,011         49,916,011
                                                               ------------       ------------
COMMON STOCK
Balance -- beginning of period..............................        280,057             91,000
Stock issued (18,905,648 shares)............................             --            189,057
                                                               ------------       ------------
Balance -- end of period....................................        280,057            280,057
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- COMMON STOCK
Balance -- beginning of period..............................     95,723,081         42,486,057
Stock issued................................................             --         56,527,902
Accretion of Series A Preferred Stock to redemption value...       (114,282)          (457,132)
Accretion of Series B Preferred Stock to redemption value...             --            (50,137)
Accretion on warrants.......................................        (33,682)          (134,730)
Unaccreted issuance costs (Series B)........................             --         (2,648,879)
                                                               ------------       ------------
Balance -- end of period....................................     95,575,117         95,723,081
                                                               ------------       ------------
TOTAL COMMON STOCK..........................................     95,855,174         96,003,138
                                                               ------------       ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................     (6,500,433)           927,676
Decrease during the period..................................       (575,357)        (7,428,109)
                                                               ------------       ------------
Balance -- end of period....................................     (7,075,790)        (6,500,433)
                                                               ------------       ------------
ACCUMULATED DEFICIT
Balance -- beginning of period..............................    (71,979,516)       (50,006,600)
Net loss....................................................     (1,346,822)        (7,648,871)
Series A pay-in-kind dividends..............................     (3,159,775)       (11,623,250)
Series B pay-in-kind dividends..............................             --         (2,700,795)
                                                               ------------       ------------
Balance -- end of period....................................    (76,486,113)       (71,979,516)
                                                               ------------       ------------
TOTAL SHAREHOLDERS' EQUITY..................................   $ 62,224,282       $ 67,439,200
                                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................   $ (1,346,822)     $  2,128,012
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Amortization of (discounts) premiums on investments.......        (34,352)           90,484
  Depreciation expense......................................        130,801           128,792
  Realized loss (gain) on sale of investments...............        321,509          (151,566)
Changes in assets and liabilities:
  Premiums receivable.......................................        212,661           148,442
  Accrued investment income.................................        288,675           829,387
  Deferred acquisition costs................................       (217,223)         (359,717)
  Prepaid reinsurance premiums..............................        310,144            13,142
  Reinsurance recoverable...................................     21,791,332                --
  Management fees receivable................................          2,598            28,773
  Deferred premiums receivable..............................       (281,545)               --
  Other assets..............................................       (772,873)          229,646
  Unearned premiums.........................................        307,031           (34,439)
  Reserve for losses and loss adjustment expenses...........    (25,582,450)          300,000
  Reinsurance balances payable..............................        (42,477)          (14,177)
  Accrued costs and expenses................................     (2,967,672)         (724,020)
                                                               ------------      ------------
Net cash provided by (used in) operating activities.........     (7,880,663)        2,612,759
                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity securities acquired..................     (8,726,140)      (22,856,171)
Proceeds from sale of fixed maturity securities.............      6,281,921        20,985,021
Purchases of fixed assets...................................         (5,237)          (50,300)
                                                               ------------      ------------
Net cash used in investing activities.......................     (2,449,456)       (1,921,450)
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of series C preferred stock............             --        52,042,756
Employee loans..............................................             --        (1,045,961)
Repayment of employee loans.................................         15,000                --
Issuance costs of series C preferred stock..................             --        (1,203,000)
                                                               ------------      ------------
Net cash provided by financing activities...................         15,000        49,793,795
                                                               ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (10,315,119)       50,485,104
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............     12,775,595         2,598,140
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................   $  2,460,476      $ 53,083,244
                                                               ============      ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                          (EXPRESSED IN U.S. DOLLARS)

1. BUSINESS AND ORGANIZATION

     CGA Group, Ltd. is a holding company which was incorporated in Bermuda on June 21, 1996. CGA Group has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. was incorporated in Bermuda on October 16, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations, which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. Commercial Guaranty Assurance has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. Effective March 31, 2000, Commercial Guaranty Assurance's claims-paying ability rating was rated "Triple A" by Japan Rating and Investment Information, Inc., the largest credit rating agency in Japan. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. CGA Investment Management, Inc. was incorporated in the state of Delaware in July 1996. CGA Investment Management is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. CGA Investment Management provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. CGA Investment Management and its employees are based in New York City, New York.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Rules and Regulations of the Securities and Exchange Commission and accordingly, do not include all of the information and disclosures required by generally accepted accounting principles. These financial statements include the accounts of CGA Group, Ltd. and its subsidiaries, and should be read in conjunction with the consolidated financial statements, and related notes thereto, included in CGA Group's 1999 Annual Report on Form 10-K. The accompanying financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

2. DETAIL OF OTHER ASSETS

     Other assets are comprised of the following at March 31, 2000 and December 31, 1999:

                                                                 2000          1999
                                                              ----------    ----------
Other Assets
  Other prepaid expenses....................................  $1,023,464    $  668,627
  Prepaid commitment fees...................................     126,164       276,164
  Fixed assets, net of depreciation.........................   1,160,015     1,285,579
  Deposits..................................................     299,580       301,080
  Accounts receivable.......................................     265,500        47,405
  Other.....................................................     615,200       263,759
                                                              ----------    ----------
  Total Other Assets........................................  $3,489,923    $2,842,614
                                                              ==========    ==========

                                CGA GROUP, LTD.

3. LOSSES AND LOSS ADJUSTMENT EXPENSES

     The reserve for losses and loss adjustment expenses is established in an amount equal to Commercial Guaranty Assurance's estimate of unidentified or case basis reserves and unallocated losses including costs of settlement, on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and loss adjustment expenses. The general reserve for losses and loss adjustment expenses is calculated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net par amount outstanding of the insured obligations.

     The reserve for losses and loss adjustment expenses is comprised of the following at March 31, 2000 and December 31, 1999:

                                                               2000           1999
                                                            -----------    -----------
Case basis reserve........................................  $ 7,213,250    $33,200,000
General reserve...........................................    3,750,000      3,345,700
                                                            -----------    -----------
          Total reserve for losses and loss adjustment
            expenses......................................  $10,963,250    $36,545,700
                                                            ===========    ===========

     The activity in the reserve for losses and loss adjustment expenses is as follows:

                                                              2000            1999
                                                          ------------    ------------
Balance at beginning of year............................  $ 36,545,700    $ 90,200,000
  Less reinsurance recoverables.........................   (25,000,000)    (67,400,000)
                                                          ------------    ------------
Net balance at beginning of year........................    11,545,700      22,800,000
Net losses and loss expenses incurred in respect of
  losses
  occurring in:
  Current year..........................................     2,991,391       1,350,000
  Prior years...........................................            --      15,300,000
                                                          ------------    ------------
  Total.................................................    14,537,091      16,650,000
Net losses and loss expenses paid in respect of losses
  occurring in prior years..............................    (6,782,509)    (27,904,300)
                                                          ------------    ------------
Balance at end of period................................     7,754,582      11,545,700
Reinsurance recoverable.................................     3,208,668      25,000,000
                                                          ------------    ------------
Reserve for losses and loss adjustment expenses, gross
  of reinsurance recoverable
Balance at end of period................................  $ 10,963,250    $ 36,545,700
                                                          ============    ============

     On March 15, 2000, Commercial Guaranty Assurance made a claim payment in respect of Commercial Financial Services securities of $28.5 million, of which $21.8 million consisted of payments from its reinsurer and $6.7 million consisted of Commercial Guaranty Assurance's own funds, paid out of the case basis reserve. At March 31, 2000, Commercial Guaranty Assurance's gross remaining exposure to Commercial Financial Services was reduced to $45.0 million, of which $34.4 million is covered by reinsurance and $1.0 million is included in case basis reserves, resulting in a net remaining exposure of $9.6 million. On April 18, 2000, Commercial Guaranty Assurance made an additional claim payment of $4.2 million, of which $3.2 million consisted of payments from its reinsurer and $1.0 consisted of Commercial Guaranty Assurance's own funds, paid out of the case basis reserve.

     In April 2000, Commercial Guaranty Assurance elected to pay a $2.6 million claim in connection with a "Triple-B" rated tranche of a home equity loan securitization insured by Commercial Guaranty Assurance.

                                CGA GROUP, LTD.

Based on its ongoing surveillance, Commercial Guaranty Assurance concluded that this security was no longer investment grade risk and consequently, as insurer of the transaction, Commercial Guaranty Assurance directed the transaction's trustee to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in the case basis reserve at March 31, 2000. The claim payment of $2.6 million was made on April 27, 2000.

4. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the periods ended March 31, 2000 and 1999:

                                                               2000           1999
                                                            -----------    -----------
Basic loss per share
Numerator:
  Net income (loss).......................................  $(1,346,822)   $ 2,128,012
  Series A -- Pay-in-kind dividends paid..................   (3,159,775)    (2,760,150)
  Series A -- Accretion to redemption value...............     (114,283)      (114,283)
  Series A -- Accretion on warrants.......................      (33,683)       (33,683)
  Series B -- Pay-in-kind dividends.......................           --     (2,700,795)
  Series B -- Accretion to redemption value...............           --        (50,137)
                                                            -----------    -----------
Net loss attributable to common shareholders..............  $(4,654,563)   $(3,531,036)
                                                            -----------    -----------
Denominator:
  Weighted average shares outstanding.....................   28,005,648      9,310,063
                                                            -----------    -----------
Basic loss per share......................................  $     (0.17)   $     (0.38)
                                                            ===========    ===========
Diluted loss per share
Numerator.................................................  $(4,654,563)   $(3,531,036)
Denominator...............................................   28,005,648      9,310,063
                                                            -----------    -----------
Diluted loss per share....................................  $     (0.17)   $     (0.38)
                                                            ===========    ===========

     The total number of common share equivalents not included in the calculation of diluted loss per share was 46,747,067 because they were anti-dilutive.

                                CGA GROUP, LTD.

5. INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at March 31, 2000 and December 31, 1999 by asset type:

                                                                 2000          1999
ASSET TYPE                                                    (IN 000'S)    (IN 000'S)
----------                                                    ----------    ----------
Auto........................................................  $   21,709    $   26,158
Commercial loan and bond obligations........................     371,512       327,335
Commercial mortgage-backed securities.......................     732,575       614,217
Corporate asset-backed securities...........................     152,490       147,490
Credit card receivables.....................................     158,694       165,997
Equipment...................................................      16,045        17,111
Future flows................................................      52,921        55,463
Home equity loans...........................................     416,281       374,280
Real estate investment trust debt...........................     251,559       256,774
Real estate investment trust preferred stock................      70,000        70,000
Sovereign debt..............................................      90,000        90,000
Other consumer asset-backed securities......................     103,800        89,640
                                                              ----------    ----------
Total.......................................................  $2,437,586    $2,234,465
                                                              ==========    ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at March 31, 2000 and December 31, 1999:

                                                              2000    1999
                                                              ----    ----
"AAA".......................................................    3%      4%
"AA"........................................................    3%      2%
"A".........................................................   25%     25%
"BBB".......................................................   60%     58%
"BB"........................................................    9%      9%
Not rated...................................................   --       2%
Total.......................................................  100%    100%
                                                              ===     ===

     North America comprises 93% of the insured obligations' geographic exposure. Other countries include Turkey, Korea, Greece, Poland, Portugal and Venezuela, each of which comprises approximately 2% or less of the geographic exposure.

6. SEGMENT REPORTING

     CGA Group has two reportable segments: Commercial Guaranty Assurance and CGA Investment Management (see description of each segment in Note 1). CGA Group's management has identified the operating segments on the basis that they are separate entities with each entity carrying on a different type of business. Commercial Guaranty Assurance provides financial guaranty insurance and CGA Investment Management provides investment management services. The tables below present financial information for each of the operating segments.

                                CGA GROUP, LTD.

     As of and for the three months ended March 31, 2000:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  3,183,267             --             --    $  3,183,267
Net investment income...............     2,182,285         19,004         76,035       2,277,324
Net realized losses.................      (321,509)            --             --        (321,509)
Management fees.....................            --        549,056             --         549,056
Intersegment revenue................                      112,882        191,959         304,841
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................     5,044,043        680,942        267,994       5,992,979
                                      ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..................       413,322      2,829,970        373,032       3,616,324
Acquisition costs...................       227,245             --             --         227,245
Commitment fees.....................       150,000             --             --         150,000
Excess of loss facility.............        50,000             --             --          50,000
Losses and loss adjustment
  expenses..........................     2,991,391             --             --       2,991,391
Intersegment expenses...............       112,882        191,959             --         304,841
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................     3,944,840      3,021,929        373,032       7,339,801
                                      ------------    -----------    -----------    ------------
NET INCOME (LOSS)...................     1,099,203     (2,340,987)      (105,038)     (1,346,822)
                                      ============    ===========    ===========    ============
ASSETS
TOTAL ASSETS........................  $166,786,997    $ 3,439,530    $17,763,430    $187,989,957
                                      ============    ===========    ===========    ============

---------------
(a) The "other" segment is comprised of CGA Group, the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

                                CGA GROUP, LTD.

     As of and for the three months ended March 31, 1999:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      OTHER (A)        TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  3,082,046    $        --    $        --    $  3,082,046
Net investment income...............     1,651,857         16,972          2,672       1,671,501
Net realized gains..................       151,566             --             --         151,566
Management fees.....................            --      1,145,259             --       1,145,259
Intersegment revenue................            --         59,827             --          59,827
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................     4,885,469      1,222,058          2,672       6,110,199
                                      ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..................       303,556      2,627,079        345,642       3,276,277
Acquisition Costs...................       148,138             --             --         148,138
Commitment Fees.....................       147,945             --             --         147,945
Excess of loss facility.............        50,000             --             --          50,000
Losses and loss adjustment
  expenses..........................       300,000             --             --         300,000
Intersegment expenses...............        59,827             --             --          59,827
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................     1,009,466      2,627,079        345,642       3,982,187
                                      ------------    -----------    -----------    ------------
NET INCOME (LOSS)...................     3,876,003     (1,405,021)      (342,970)      2,128,012
                                      ============    ===========    ===========    ============
ASSETS
TOTAL ASSETS........................  $244,118,686    $ 3,644,229    $31,307,904    $279,070,819
                                      ============    ===========    ===========    ============

     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements as of and for the periods ended March 31, 2000 and 1999. Depreciation expense is included in operating expenses.

                                                                  2000            1999
                                                              ------------    ------------
REVENUES
Total revenues for reportable segments......................  $  5,992,979    $  6,110,199
Elimination of intersegment revenues........................      (304,841)        (59,827)
                                                              ------------    ------------
Total consolidated revenues.................................  $  5,688,138    $  6,050,372
                                                              ============    ============
EXPENSES
Total expenses for reportable segments......................  $  7,339,801    $  3,982,187
Elimination of intersegment operating expenses..............      (304,841)        (59,827)
                                                              ------------    ------------
Total consolidated expenses.................................  $  7,034,960    $  3,922,360
                                                              ============    ============
ASSETS
Total assets for reportable segments........................  $187,989,957    $279,070,819
Intercompany loans..........................................   (16,043,700)    (10,500,000)
Other intercompany balances.................................    (2,519,496)     (2,922,097)
                                                              ------------    ------------
Total consolidated assets...................................  $169,426,761    $265,648,722
                                                              ============    ============

                                CGA GROUP, LTD.

7. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 137, which CGA Group is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of SFAS 133 on CGA Group's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, and the volume of credit default swaps written by Commercial Guaranty Assurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of CGA Group's results of operations, financial condition, liquidity and capital resources as of and for the three months ended March 31, 2000. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and the Management's discussion and Analysis of Results of Operations and Financial Conditions included in CGA Group's 1999 Annual Report on Form 10-K.

GENERAL

     CGA Group, Ltd. was incorporated in Bermuda in June, 1996. CGA Group has two wholly-owned subsidiaries. Commercial Guaranty Assurance, Ltd., was incorporated in Bermuda in October, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Act"), which authorizes it to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. Commercial Guaranty Assurance has a "Triple-A" "claims paying ability" rating from Duff & Phelps Credit Rating Company and has also been rated in the highest rating category assigned by each of the two Canadian rating agencies, Dominion Bond Ratings Service and Canadian Bond Ratings Service. Effective March 31, 2000, Commercial Guaranty Assurance's claims-paying ability rating was rated "Triple-A" by Japan Rating and Investment Information, Inc., the largest credit rating agency in Japan. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations.

     CGA Investment Management, Inc. was incorporated in Delaware, U.S.A., in July 1996. CGA Investment Management is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. CGA Investment Management provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets.

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

RESULTS OF OPERATIONS

     Total revenues for the quarter ended March 31, 2000 were $5.7 million, of which $3.2 million was from financial guaranty insurance premiums, $0.5 million was from investment management and advisory fees and $2.3 million was from investment income, less $0.3 million from net realized losses on the sale of investments. Total revenues for the quarter ended March 31, 1999 were $6.1 million, of which $3.1 million was from financial guaranty insurance premiums, $1.1 million was from investment management and advisory fees, $1.7 million was from investment income and $0.2 million from net realized gains on the sale of investments.

  Premiums

     Net premiums earned in the quarter ended March 31, 2000 were derived from $4.0 million of gross premiums written, of which $0.6 million were ceded under reinsurance agreements. Net premiums earned in the quarter ended March 31, 1999 were derived from $3.5 million of gross premiums written, of which $0.4 million were ceded under reinsurance agreements. The $0.4 million increase in net premiums written during the three months ended March 31, 2000 compared to March 31, 1999 resulted from net insurance in force increasing from $1.6 billion at March 31, 1999 to $2.4 billion at March 31, 2000, offset by a 34% premium discount provided to three subsidiaries of St. George Holdings, Ltd. This premium discount totaled $0.5 million for the quarter ended March 31, 2000. The discount was provided at the request of the clients which are continuing to resolve liquidity issues that arose during the fourth quarter of 1998.

     Ceded premiums in the first quarter of 2000 were affected by a charge of approximately $0.3 million relating to recognition of prepaid reinsurance premiums related to the Commercial Financial Services securities. The increase in unearned premiums results from two insurance policies for which approximately $.8 million was received up-front of which only $.2 million was earned during the first quarter of 2000.

  Insurance in force

     The amount of Commercial Guaranty Assurance's insured portfolio was $2.4 billion net par as of March 31, 2000. The weighted average term of the insured securities at March 31, 2000 is approximately eight years. The following table shows the net par insured obligations at March 31, 2000 and December 31, 1999 by asset type:

                                                                 2000          1999
ASSET TYPE                                                    (IN 000'S)    (IN 000'S)
----------                                                    ----------    ----------
Auto........................................................  $   21,709    $   26,158
Commercial loan and bond obligations........................     371,512       327,335
Commercial mortgage-backed securities.......................     732,575       614,217
Corporate asset-backed securities...........................     152,490       147,490
Credit card receivables.....................................     158,694       165,997
Equipment...................................................      16,045        17,111
Future flows................................................      52,921        55,463
Home equity loans...........................................     416,281       374,280
Real estate investment trust debt...........................     251,559       256,774
Real estate investment trust preferred stock................      70,000        70,000
Sovereign debt..............................................      90,000        90,000
Other consumer asset-backed securities......................     103,800        89,640
                                                              ----------    ----------
Total.......................................................  $2,437,586    $2,234,465
                                                              ==========    ==========

     The following table presents the credit ratings of the above assets, as assigned by one or more nationally recognized credit rating agencies, based on net par outstanding at March 31, 2000 and December 31, 1999:

                                                              2000    1999
                                                              ----    ----
"AAA".......................................................    3%      4%
"AA"........................................................    3%      2%
"A".........................................................   25%     25%
"BBB".......................................................   60%     58%
"BB"........................................................    9%      9%
Not rated...................................................   --       2%
                                                              ---     ---
Total.......................................................  100%    100%
                                                              ===     ===

  Investment income

     Net investment income was $2.3 million for the quarter ended March 31, 2000 and $1.7 million for the same period in 1999. Net investment income is presented after deducting the cost of external investment management fees which totaled $30,000 for the quarter ended March 31, 2000 and $20,000 for the quarter ended March 31, 1999. The increase in net investment income in the first quarter of 2000 over the first quarter of 1999 was due to having investments of $148 million at March 31, 2000 compared to $131 million at

March 31, 1999. In addition, the average yield on the investment portfolio was 7.2% as of March 31, 2000 compared with an average yield of 5.6% as of March 31, 1999.

     Unrealized losses on the investment portfolio as of March 31, 2000 were $7.1 million compared to $6.5 million of unrealized losses as of December 31, 1999. The increase in unrealized losses is a result of the increase in interest rates during the first quarter of 2000.

  Management fees

     Management fees earned for the quarter ended March 31, 2000 were $0.5 million compared with the same period in 1999 of $1.1 million. During the first quarter of 2000 the par value of CGA Investment Management's assets under management increased from $2.5 billion at December 31, 1999 to $2.6 billion. The primary reason for the 52% decrease in management fees on a comparable quarter basis is attributable to a 60% reduction of management fees, from 25 basis points to 10 basis points, charged to certain clients of CGA Investment Management.

  Operating expenses

     Operating expenses for the quarter ended March 31, 2000 were $3.6 million compared to $3.3 million for the quarter ended March 31, 1999. These costs are primarily personnel, legal, and administrative.

  Losses and loss adjustment expenses

     On March 15, 2000, Commercial Guaranty Assurance made a claim payment in respect of Commercial Financial Services securities of $28.5 million of which $21.8 million consisted of payments from its reinsurer and $6.7 million consisted of Commercial Guaranty Assurance's own funds, paid out of the case basis reserve. At March 31, 2000, Commercial Guaranty Assurance's gross remaining exposure to Commercial Financial Services was reduced to $45.0 million of which $34.4 million is covered by reinsurance and $1.0 million is included in case basis reserves, resulting in a net remaining exposure of $9.6 million. On April 18, 2000, Commercial Guaranty Assurance made an additional claim payment of $4.2 million of which $3.2 million consisted of payments from its reinsurer and $1.0 consisted of Commercial Guaranty Assurance's own funds, paid out of the case basis reserve. Including the claim payment made in April 2000, cumulative claim payments made in respect of Commercial Financial Services securities total $150.7 million, of which $115.2 million was covered by reinsurance and $35.5 was paid by Commercial Guaranty Assurance out of case basis reserves.

     In April 2000, Commercial Guaranty Assurance elected to pay a $2.6 million claim in connection with a "Triple-B" rated tranche of a home equity loan securitization insured by Commercial Guaranty Assurance. Based on its ongoing surveillance, Commercial Guaranty Assurance concluded that this security was no longer investment grade risk and consequently, as insurer of the transaction, Commercial Guaranty Assurance directed the transaction's trustee to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in the case basis reserve at March 31, 2000. The claim payment of $2.6 million was made on April 27, 2000.

     Giving effect to the two claim payments in April 2000 described above, the balance of Commercial Guaranty Assurance's case basis reserves is approximately $0.4 million, which represents the balance of expected loss adjustment expenses relating to the Commercial Financial Services securities.

  Preferred dividends

     For the quarter ended March 31, 2000, the pay-in-kind dividends on preferred stock and accretion on preferred stock totaled $3.3 million compared to $5.6 million for the quarter ended March 31, 1999. The decrease resulted from the conversion of all outstanding Series B preferred stock into common stock on March 31, 1999.

SUMMARY OF OPERATING SEGMENTS

     CGA Group has two reportable segments, Commercial Guaranty Assurance and CGA Investment Management. Commercial Guaranty Assurance issues financial guaranty insurance policies and CGA Investment Management provides investment management and advisory services. The tables below present selected financial information for each of the operating segments:

     As of and for the three months ended March 31, 2000:

                               COMMERCIAL         CGA
                                GUARANTY      INVESTMENT
                               ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                              ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.........  $  3,183,267    $        --    $        --    $  3,183,267
Net investment income.......     2,182,285         19,004         76,035       2,277,324
Net realized losses.........      (321,509)            --             --        (321,509)
Management fees.............            --        549,056             --         549,056
Intersegment revenue........                      112,882        191,959         304,841
                              ------------    -----------    -----------    ------------
TOTAL REVENUES..............     5,044,043        680,942        267,994       5,992,979
                              ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..........       413,322      2,829,970        373,032       3,616,324
Acquisition costs...........       227,245             --             --         227,245
Commitment fees.............       150,000             --             --         150,000
Excess of loss facility.....        50,000             --             --          50,000
Losses and loss adjustment
  expenses..................     2,991,391             --             --       2,991,391
Intersegment expenses.......       112,882        191,959             --         304,841
                              ------------    -----------    -----------    ------------
TOTAL EXPENSES..............     3,944,840      3,021,929        373,032       7,339,801
                              ------------    -----------    -----------    ------------
NET INCOME (LOSS)...........     1,099,203     (2,340,987)      (105,038)     (1,346,822)
                              ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS................  $166,786,997    $ 3,439,530    $17,763,430    $187,989,957
                              ============    ===========    ===========    ============

---------------
(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

     As of and for the three months ended March 31, 1999:

                               COMMERCIAL         CGA
                                GUARANTY      INVESTMENT
                               ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                              ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.........  $  3,082,046    $        --    $        --    $  3,082,046
Net investment income.......     1,651,857         16,972          2,672       1,671,501
Net realized gains..........       151,566             --             --         151,566
Management fees.............            --      1,145,259             --       1,145,259
Intersegment revenue........            --         59,827             --          59,827
                              ------------    -----------    -----------    ------------
TOTAL REVENUES..............     4,885,469      1,222,058          2,672       6,110,199
                              ------------    -----------    -----------    ------------

                               COMMERCIAL         CGA
                                GUARANTY      INVESTMENT
                               ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                              ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..........       303,556      2,627,079        345,642       3,276,277
Acquisition costs...........       148,138             --             --         148,138
Commitment fees.............       147,945             --             --         147,945
Excess of loss facility.....        50,000             --             --          50,000
Losses and loss adjustment
  expenses..................       300,000             --             --         300,000
Intersegment expenses.......        59,827             --             --          59,827
                              ------------    -----------    -----------    ------------
TOTAL EXPENSES..............     1,009,466      2,627,079        345,642       3,982,187
                              ------------    -----------    -----------    ------------
NET INCOME (LOSS)...........     3,876,003     (1,405,021)      (342,970)      2,128,012
                              ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS................  $244,118,686    $ 3,644,229    $31,307,904    $279,070,819
                              ============    ===========    ===========    ============

LIQUIDITY AND CAPITAL RESOURCES

     CGA Group's investment portfolio, which is managed by Alliance Capital Management Corporation, is available to fund the liquidity needs of CGA Group. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher by a nationally recognized rating agency and are denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. As of March 31, 2000, the duration of the portfolio was 3.1 years. The investment portfolio had a return of 0.85% for the quarter ended March 31, 2000, while the Merrill Lynch Eurodollar High Quality 3-5 year Index against which CGA Group's investment portfolio is measured, returned 0.89%.

     CGA Group does not expect to pay cash dividends to its shareholders. Commercial Guaranty Assurance's Board of Directors has passed a resolution that Commercial Guaranty Assurance will not declare or pay cash dividends during the first five years of operations. After such five-year period, Commercial Guaranty Assurance intends to comply with dividend restrictions, if any, imposed by Duff & Phelps, subject to covenants contained in the subscription agreements for the various classes of CGA Group's stock. In addition, Commercial Guaranty Assurance's dividend payments are subject to certain limitations under Bermudian insurance regulations that require minimum solvency margins and liquidity ratios.

     CGA Investment Management required additional funding for operations from CGA Group during the quarter ended March 31, 2000 totaling $5.7 million. All intercompany loans bear interest at a rate of 6% per annum with interest paid annually. CGA Investment Management is expected to require additional funding in 2000 while it continues to build its assets under management to generate sufficient fee income to cover its operations.

     On a consolidated basis, CGA Group used $7.9 million of cash from operating activities during the quarter ended March 31, 2000, compared to generating $2.6 million for the quarter ended March 31, 1999. Cash flows from operations are affected by claim payments, which due to the nature of CGA Group's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from year to year. The source of funds for claim payments occurring in the quarter ended March 31, 2000 was from the sale of cash equivalents, therefore resulting in a significant variation in cash flows from operations between comparable periods. For the three months ended March 31, 2000 and 1999, loss and loss adjustment payments amounted to $6.8 million and nil, respectively. For the three months ended March 31, 2000 and 1999, net losses and loss adjustment expenses amounted to $3.0 million and $0.3 million respectively.

     CGA Group used $2.4 million of net cash in investing activities during the quarter ended March 31, 2000, compared to $1.9 million in the first quarter of 1999.

     Commercial Guaranty Assurance has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. CGA Group also has commitments which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of Series B preferred stock which would pay quarterly dividends in kind at 7% per annum. Should those commitments be called upon, the proceeds are required to be used to increase the capital of Commercial Guaranty Assurance. The commitments must be funded in the event that Duff & Phelps (or Fitch IBCA, Inc., as successor by merger to Duff & Phelps) provides written notice at least 45 days prior to June 17, 2002 that Commercial Guaranty Assurance's claims paying ability rating will be reduced below "Triple-A".

     At March 31, 2000, Commercial Guaranty Assurance's claims paying resources were $222.8 million compared to $194.1 million at March 31, 1999.

     On April 12, 2000, Fitch IBCA announced that it successfully completed its acquisition of Duff & Phelps. The merger is expected to be completed by late May and until such time that the merger is completed, Duff & Phelps will operate as a separate entity and its ratings shall remain outstanding. Commercial Guaranty Assurance is not currently rated by Fitch IBCA and it is unclear what effect, if any, the merger will have on the rating of Commercial Guaranty Assurance.

     On March 13, 2000, CGA Group hired Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), an investment banking firm, to act as CGA Group's exclusive financial advisor for the purpose of raising additional capital. At March 31, 2000, no additional capital had been raised. At this time, Management is unable to predict whether or to what extent DLJ will be successful in these capital raising efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 137, which CGA Group is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of SFAS 133 on CGA Group's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, and the volume of credit default swaps written by Commercial Guaranty Assurance.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report on Form 10-Q or any other written or oral statements made by or on behalf of CGA Group may include forward-looking statements which reflect CGA Group's current views with respect to future events and financial performance. The forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail herein and in other documents filed by CGA Group with the Securities and Exchange Commission) include, but are not limited to, (i) financial difficulties encountered by an insured of CGA Group's insurance company subsidiary, (ii) uncertainties relating to government and regulatory policies (such as subjecting the company and/or its subsidiaries to insurance regulation or taxation in additional jurisdictions), (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) the risks relating to the claims-paying ability rating of CGA Group's insurer subsidiary,
(vi) loss of the services of any of CGA Group's executive officers, (vii) changing rates on inflation and other economic conditions (viii) ability to collect reinsurance recoverables (ix) developments in global financial markets which could affect CGA Group's investment portfolio, and (x) risks associated with the development of new products and services. The words "believe", "anticipate", "considered to be", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

    (b) Reports on Form 8-K

     CGA Group did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

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

Date:  May 15, 2000

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
      3.1        Memorandum of Association and Certificate of Incorporation
                 of CGA Group, Ltd., incorporated herein by reference to
                 Exhibit 3.1 to the Registration Statement on Form S-1 (No.
                 333-7944) of the Company (the "Registration Statement")
      3.2        Amended and Restated Bye-laws of CGA Group, Ltd.,
                 incorporated herein by reference to Exhibit 4.2 to the
                 Company's Current Report on Form 8-K filed on April 8, 1999
                 (the "April 8, 1999 8-K")
      3.3        Amended and Restated Appendices to Bye-laws of CGA Group,
                 Ltd., incorporated herein by reference to Exhibit 4.3 to the
                 April 8, 1999 8-K
      4.1        CGA Group, Ltd. Shareholders Agreement, dated as of June 12,
                 1997, as amended and restated as of March 31, 1999,
                 incorporated herein by reference to Exhibit 4.4 to the April
                 9, 1999 8-K
     10.1        Employment Agreement, as of January 1, 2000, by and between
                 Commercial Guaranty Assurance, Ltd. and Michael Miran
     10.2        Employment Agreement, as of January 1, 2000, by and between
                 CGA Investment Management, Inc. and Geoffrey N. Kauffman
     10.3        Series C Convertible Cumulative Voting Preferred Stock
                 Subscription Agreement, dated as of March 31, 1999,
                 incorporated herein by reference to Exhibit 10.18 to the
                 Registration Statement
     10.4        Agreement dated as of March 1, 1999 by and among CGA Group,
                 Ltd. and the holders of the Series C Preferred Stock,
                 incorporated herein by reference to Exhibit 10.19 to the
                 Registration Statement
     10.5        Restricted Stock Purchase Agreement and Promissory Note,
                 dated as of April 26, 1999, between CGA Group, Ltd. and the employees thereof listed in Exhibit B thereto, incorporated herein by reference to Exhibit 10.20 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1999 (the "June 30, 1999 10-Q")
     10.6        CGA Group, Ltd. Chief Financial Officer's Certificate As To
                 Adjustment to Exercise Price of Warrants Issued Pursuant to
                 the Sponsoring Investors and Founders Stock Warrant Plan,
                 dated May 18, 1999, incorporated herein by reference to
                 Exhibit 10.21 to the June 30, 1999 10-Q
     27.1        Financial Data Schedule