Form 10-Q
period 2000-06-30
CGA GROUP LTD
filed 2000-08-14
CIK 1049632

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                   28,005,648
                             AS OF AUGUST 14, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CGA GROUP, LTD.

                            ------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Unaudited Consolidated Balance Sheets -- June 30, 2000
      and December 31, 1999.................................     1
     Unaudited Consolidated Statements of
      Operations -- Three Months and Six Months Ended June
      30, 2000 and June 30, 1999............................     2
     Unaudited Consolidated Statements of Comprehensive
      Income -- Six Months Ended June 30, 2000 and June 30,
      1999..................................................     3
     Unaudited Consolidated Statements of Changes in
      Mezzanine Equity -- Six Months Ended June 30, 2000 and
      the Year Ended December 31, 1999......................     4
     Unaudited Consolidated Statements of Shareholders'
      Equity -- Six Months Ended June 30, 2000 and the Year
      Ended December 31, 1999...............................     5
     Unaudited Consolidated Statements of Cash Flows -- Six
      Months Ended June 30, 2000 and June 30, 1999..........     6
     Notes to Unaudited Consolidated Financial Statements...     7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................    14

PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..................  II-1
  Signatures................................................  II-2
  Index to Exhibits.........................................  II-3

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                CGA GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                JUNE 30,      DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
  Fixed maturity securities available for sale at fair value
     (amortized cost: $152,795,047 and $152,838,109)........  $146,848,292    $146,337,676
  Cash and cash equivalents.................................     2,784,185      12,775,595
  Premiums receivable.......................................     2,072,365       2,267,991
  Management fees receivable................................       164,396         412,644
  Accrued investment income.................................     4,072,676       4,385,663
  Deferred acquisition costs................................     5,184,420       4,767,372
  Prepaid reinsurance premiums..............................            --         310,144
  Reinsurance recoverable...................................            --      25,000,000
  Deferred premiums receivable..............................     1,061,144         519,809
  Other assets..............................................     4,492,976       2,842,614
                                                              ------------    ------------
  Total assets..............................................  $166,680,454    $199,619,508
                                                              ============    ============
LIABILITIES
  Unearned premiums.........................................  $  2,950,970    $  2,946,120
  Reserve for losses and loss adjustment expenses...........     4,505,521      36,545,700
  Reinsurance balances payable..............................       125,479         285,726
  Accrued costs and expenses................................     3,276,247       4,896,550
                                                              ------------    ------------
  Total liabilities.........................................    10,858,217      44,674,096
                                                              ------------    ------------
MEZZANINE EQUITY
  Preferred stock, $.01 par value:
  Series A, 10,000,000 shares authorized, 3,933,951 and
     3,676,821 issued and outstanding.......................    94,230,393      87,506,212
                                                              ------------    ------------
  Total mezzanine equity....................................    94,230,393      87,506,212
                                                              ------------    ------------
SHAREHOLDERS' EQUITY
  Series C preferred stock, $.01 par value 52,000,000 shares
     authorized, 44,971,346 issued and outstanding..........       449,713         449,713
  Additional paid-in-capital -- Series C preferred stock....    49,490,298      49,466,298
  Common stock, $.01 par value, 268,000,000 and 20,000,000
     shares authorized, 28,005,648 issued and outstanding...       280,057         280,057
  Additional paid-in-capital -- common stock................    95,427,150      95,723,081
  Accumulated other comprehensive loss......................    (5,946,755)     (6,500,433)
  Accumulated deficit.......................................   (78,108,619)    (71,979,516)
                                                              ------------    ------------
  Total shareholders' equity................................    61,591,844      67,439,200
                                                              ------------    ------------
  Total liabilities and shareholders' equity................  $166,680,454    $199,619,508
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                          THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                              ENDED           ENDED           ENDED           ENDED
                                          JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                          -------------   -------------   -------------   -------------
REVENUES
  Gross premiums written................   $ 3,362,492     $ 4,387,861     $ 7,372,848    $  7,855,093
  Ceded premiums........................      (125,479)       (387,854)       (678,872)       (807,479)
                                           -----------     -----------     -----------    ------------
  Net premiums written..................     3,237,013       4,000,007       6,693,976       7,047,614
  Change in unearned premiums...........       241,058        (534,511)        (32,637)       (500,072)
                                           -----------     -----------     -----------    ------------
  Net premiums earned...................     3,478,071       3,465,496       6,661,339       6,547,542
  Net investment income.................     2,258,585       2,348,222       4,535,908       4,019,724
  Net realized gains (losses)...........      (587,379)        (20,686)       (908,888)        130,880
  Management fees.......................       561,284         478,796       1,110,340       1,624,055
                                           -----------     -----------     -----------    ------------
  Total revenues........................     5,710,561       6,271,828      11,398,699      12,322,201
                                           -----------     -----------     -----------    ------------
EXPENSES
  Operating expenses....................     3,337,702       3,238,902       6,954,026       6,515,180
  Policy acquisition costs..............       243,062         167,116         470,307         315,254
  Commitment fees.......................       150,000         152,055         300,000         300,000
  Excess of loss facility...............        50,000          50,000         100,000         100,000
  Losses and loss adjustment expenses...       283,828       7,450,000       3,275,219       7,750,000
                                           -----------     -----------     -----------    ------------
  Total expenses........................     4,064,592      11,058,073      11,099,552      14,980,434
                                           -----------     -----------     -----------    ------------
NET INCOME (LOSS).......................     1,645,969      (4,786,245)        299,147      (2,658,233)
  Pay-in-kind dividends -- preferred
     stock..............................    (3,268,475)     (2,855,100)     (6,428,250)     (8,316,045)
  Accretion -- preferred stock..........      (147,966)       (147,966)       (295,931)       (346,069)
                                           -----------     -----------     -----------    ------------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS..........................   $(1,770,472)    $(7,789,311)    $(6,425,034)   $(11,320,347)
Basic and diluted loss per common
  share.................................   $     (0.06)    $     (0.28)    $     (0.23)   $      (0.61)
                                           ===========     ===========     ===========    ============
Weighted average shares outstanding.....    28,005,648      28,005,648      28,005,648      18,709,501
                                           ===========     ===========     ===========    ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
NET INCOME (LOSS) FOR THE PERIOD............................    $ 299,147       $(2,658,233)
OTHER COMPREHENSIVE INCOME
Change in unrealized appreciation (depreciation) on fixed
  maturity securities.......................................     (247,573)       (5,821,549)
Reclassification adjustment for losses (gains) included in
  net income................................................      801,251           (82,007)
                                                                ---------       -----------
Change in accumulated other comprehensive income............      553,678        (5,903,556)
                                                                ---------       -----------
COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD..................    $ 852,825       $(8,561,789)
                                                                =========       ===========

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               SIX MONTHS
                                                                  ENDED           YEAR ENDED
                                                              JUNE 30, 2000    DECEMBER 31, 1999
                                                              -------------    -----------------
MEZZANINE EQUITY
SERIES A PREFERRED STOCK
Balance -- beginning of period..............................   $    36,768        $    32,119
Pay-in-kind dividends paid..................................         2,571              4,649
                                                               -----------        -----------
Balance -- end of period....................................        39,339             36,768
                                                               -----------        -----------
ADDITIONAL PAID-IN-CAPITAL -- SERIES A PREFERRED
Balance -- beginning of period..............................    87,469,444         75,258,981
Pay-in-kind dividends paid..................................     6,425,679         11,618,601
Accretion to redemption value...............................       228,566            457,132
Accretion on warrants.......................................        67,365            134,730
                                                               -----------        -----------
Balance -- end of period....................................    94,191,054         87,469,444
                                                               -----------        -----------
TOTAL SERIES A PREFERRED STOCK..............................   $94,230,393        $87,506,212
                                                               ===========        ===========
SERIES B PREFERRED STOCK
Balance -- beginning of period..............................   $        --        $    16,000
Pay-in-kind dividends paid..................................            --              6,687
Conversion to common stock..................................            --            (22,687)
                                                               -----------        -----------
Balance -- end of period....................................            --                 --
                                                               -----------        -----------
ADDITIONAL PAID-IN-CAPITAL -- SERIES B PREFERRED
Balance -- beginning of period..............................            --         37,284,985
Pay-in-kind dividends paid..................................            --         16,710,271
Accretion to redemption value...............................            --             50,137
Unaccreted issuance costs...................................            --          2,648,879
Conversion to common stock..................................            --        (56,694,272)
                                                               -----------        -----------
Balance -- end of period....................................            --                 --
                                                               -----------        -----------
PAY-IN-KIND DIVIDENDS ACCRUED -- SERIES B
Balance -- beginning of period..............................            --         14,016,164
Dividends accrued...........................................            --          2,700,795
Dividends paid..............................................            --        (16,716,959)
                                                               -----------        -----------
Balance -- end of period....................................            --                 --
                                                               -----------        -----------
TOTAL SERIES B PREFERRED STOCK..............................   $        --        $        --
                                                               ===========        ===========
TOTAL MEZZANINE EQUITY......................................   $94,230,393        $87,506,212
                                                               ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               SIX MONTHS
                                                                  ENDED           YEAR ENDED
                                                              JUNE 30, 2000    DECEMBER 31, 1999
                                                              -------------    -----------------
SHAREHOLDERS' EQUITY
SERIES C CONVERTIBLE PREFERRED STOCK
Balance -- beginning of period..............................  $    449,713       $         --
Stock issued (44,971,346 shares)............................            --            449,713
                                                              ------------       ------------
Balance -- end of period....................................       449,713            449,713
                                                              ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES C PREFERRED
Balance -- beginning of period..............................    49,466,298                 --
Stock issued................................................            --         51,715,259
Employee loans..............................................            --         (1,045,961)
Employee loans repaid.......................................        24,000                 --
Issuance costs..............................................            --         (1,203,000)
                                                              ------------       ------------
Balance -- end of period....................................    49,490,298         49,466,298
                                                              ------------       ------------
TOTAL SERIES C PREFERRED STOCK..............................    49,940,011         49,916,011
                                                              ------------       ------------
COMMON STOCK
Balance -- beginning of period..............................       280,057             91,000
Stock issued (18,905,648 shares)............................            --            189,057
                                                              ------------       ------------
Balance -- end of period....................................       280,057            280,057
                                                              ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- COMMON STOCK
Balance -- beginning of period..............................    95,723,081         42,486,057
Stock issued................................................            --         56,527,902
Accretion of Series A Preferred Stock to redemption value...      (228,566)          (457,132)
Accretion of Series B Preferred Stock to redemption value...            --            (50,137)
Accretion on warrants.......................................       (67,365)          (134,730)
Unaccreted issuance costs (Series B)........................            --         (2,648,879)
                                                              ------------       ------------
Balance -- end of period....................................    95,427,150         95,723,081
                                                              ------------       ------------
TOTAL COMMON STOCK..........................................    95,707,207         96,003,138
                                                              ------------       ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period..............................    (6,500,433)           927,676
Increase (decrease) during the period.......................       553,678         (7,428,109)
                                                              ------------       ------------
Balance -- end of period....................................    (5,946,755)        (6,500,433)
                                                              ------------       ------------
ACCUMULATED DEFICIT
Balance -- beginning of period..............................   (71,979,516)       (50,006,600)
Net income (loss)...........................................       299,147         (7,648,871)
Series A pay-in-kind dividends..............................    (6,428,250)       (11,623,250)
Series B pay-in-kind dividends..............................            --         (2,700,795)
                                                              ------------       ------------
Balance -- end of period....................................   (78,108,619)       (71,979,516)
                                                              ------------       ------------
TOTAL SHAREHOLDERS' EQUITY..................................  $ 61,591,844       $ 67,439,200
                                                              ============       ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $    299,147     $ (2,658,233)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Amortization of (discounts) premiums on fixed maturity
     securities.............................................      (109,855)         224,970
  Depreciation expense......................................       262,962          252,863
  Realized loss (gain) on sale of fixed maturity
     securities.............................................       908,888         (130,880)
Changes in assets and liabilities:
  Premiums receivable.......................................       195,626          693,155
  Accrued investment income.................................       312,987           57,857
  Deferred acquisition costs................................      (417,048)        (728,020)
  Prepaid reinsurance premiums..............................       310,144           22,452
  Reinsurance recoverable...................................    25,000,000       22,463,874
  Management fees receivable................................       248,248          692,834
  Deferred premiums receivable..............................      (541,335)              --
  Other assets..............................................    (1,908,087)      (1,420,701)
  Unearned premiums.........................................         4,850          611,187
  Reserve for losses and loss adjustment expenses...........   (32,040,179)     (28,594,946)
  Reinsurance balances payable..............................      (160,247)         (42,116)
  Accrued costs and expenses................................    (1,620,303)      (1,091,808)
                                                              ------------     ------------
Net cash used in operating activities.......................    (9,254,202)      (9,647,512)
                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity securities acquired..................   (23,441,137)     (71,185,421)
Proceeds from sale of fixed maturity securities.............    22,685,166       46,092,067
Purchases of fixed assets...................................        (5,237)         (74,789)
                                                              ------------     ------------
Net cash used in investing activites........................      (761,208)     (25,168,143)
                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of series C preferred stock............            --       52,164,972
Repayment of employee loans.................................        24,000               --
Issuance costs of series C preferred stock..................            --       (1,203,000)
                                                              ------------     ------------
Net cash provided by financing activities...................        24,000       50,961,972
                                                              ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (9,991,410)      16,146,317
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............    12,775,595        2,598,140
                                                              ------------     ------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $  2,784,185     $ 18,744,457
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                                CGA GROUP, LTD.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                          (EXPRESSED IN U.S. DOLLARS)

1. BUSINESS AND ORGANIZATION

     CGA Group, Ltd., a holding company, was incorporated in Bermuda on June 21, 1996. CGA Group has two wholly owned subsidiaries. Commercial Guaranty Assurance, Ltd. was incorporated in Bermuda on October 16, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations ("the Act"), which authorizes it to carry on insurance business of all classes in or from within Bermuda, subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. Commercial Guaranty Assurance's "claims paying ability", also referred to as its financial strength, is rated "Triple-A" or the equivalent by Fitch, a nationally recognized statistical rating organization with U.S. and worldwide operations, Dominion Bond Ratings Service and Canadian Bond Ratings Service Inc., two Canadian rating agencies, and Japan Rating and Investment Information, Inc., the largest credit rating agency in Japan, in each case the highest rating category assigned by each of these rating agencies. On June 2, 2000, Fitch placed Commercial Guaranty Assurance's "Triple-A" rating on general review, on the basis that Commercial Guaranty Assurance does not meet Fitch's minimum capital requirements of approximately $350 million of equity capital and $150 million in "soft" capital for a "Triple-A" financial strength rating. CGA Group has engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation to act as its exclusive financial advisor for the purpose of raising additional capital sufficient to meet Fitch's requirements. At June 30, 2000 no additional capital had been raised. At this time, no assurances can be given as to whether CGA Group will be successful in raising any additional capital, or whether it will be able to raise sufficient capital to meet Fitch's requirements. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. CGA Investment Management, Inc. was incorporated in the state of Delaware in July 1996. CGA Investment Management is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. CGA Investment Management provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets. CGA Investment Management and its employees are based in New York City, New York.

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

2. DETAIL OF OTHER ASSETS

     Other assets are comprised of the following at June 30, 2000 and December 31, 1999:

                                                                 2000          1999
                                                              ----------    ----------
Other Assets
  Other prepaid expenses....................................  $  351,519    $  668,627
  Prepaid commitment fees...................................     576,164       276,164

                                CGA GROUP, LTD.

                                                                 2000          1999
                                                              ----------    ----------
  Fixed assets, net of depreciation.........................   1,027,854     1,285,579
  Deposits..................................................     299,580       301,080
  Accounts receivable.......................................     327,117        47,405
  Other.....................................................   1,910,742       263,759
                                                              ----------    ----------
  Total Other Assets........................................  $4,492,976    $2,842,614
                                                              ==========    ==========

3. LOSSES AND LOSS EXPENSES

     The reserve for losses and loss adjustment expenses is established in an amount equal to the Commercial Guaranty Assurance's estimate of general and case basis reserves and unallocated losses including costs of settlement, on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and loss adjustment expenses. The general reserve for losses and loss adjustment expenses established by management is based upon loss factors determined from an independent rating agency study of bond defaults. Management factors are applied to net par outstanding of the insured obligations.

     The reserve for losses and loss adjustment expenses is comprised of the following at June 30, 2000 and December 31, 1999:

                                                                2000          1999
                                                             ----------    -----------
Case basis reserve.........................................  $  355,521    $33,200,000
General reserve............................................   4,150,000      3,345,700
                                                             ----------    -----------
          Total reserve for losses and loss adjustment
            expenses.......................................  $4,505,521    $36,545,700
                                                             ==========    ===========

     The activity in the reserve for losses and loss adjustment expenses is as follows:

                                                              2000            1999
                                                          ------------    ------------
Balance at beginning of year............................  $ 36,545,700    $ 90,200,000
  Less reinsurance recoverables.........................   (25,000,000)    (67,400,000)
                                                          ------------    ------------
Net balance at beginning of year........................    11,545,700      22,800,000
Net losses and loss expenses incurred in respect of
  losses occurring in:
  Current year..........................................     3,391,391       1,350,000
  Prior years...........................................            --      15,300,000
                                                          ------------    ------------
  Total.................................................     3,391,391      16,650,000
Net losses and loss expenses paid in respect of losses
  occurring in:
  Current year..........................................    (2,591,391)    (27,904,300)
  Prior years...........................................    (7,840,179)             --
                                                          ------------    ------------
  Total.................................................   (10,431,570)    (27,904,300)
Balance at end of period................................     4,505,521      11,545,700
Reinsurance recoverable.................................            --      25,000,000
                                                          ------------    ------------
Balance at end of period................................  $  4,505,521    $ 36,545,700
                                                          ============    ============

     On March 15, 2000, Commercial Guaranty Assurance made a claim payment in respect of asset backed securities originated and serviced by Commercial Financial Services of $28.5 million of which $21.8 million was recovered from reinsurance. On April 18, 2000, Commercial Guaranty Assurance made an additional

                                CGA GROUP, LTD.

claim payment of $4.2 million, of which $3.2 million was recovered from reinsurance. At June 30, 2000, Commercial Guaranty Assurance's gross remaining exposure to these securities was reduced to $37.4 million, of which $28.6 million is covered by reinsurance, resulting in a net remaining exposure of $8.8 million.

     In April 2000, Commercial Guaranty Assurance elected to pay a $2.6 million claim in connection with a "Triple-B" rated tranche of a home equity loan securitization owned by a subsidiary of St. George Holdings, Ltd. Based on its ongoing surveillance, Commercial Guaranty Assurance concluded that this security was no longer investment grade risk and consequently, as insurer of the St. George subsidiary, Commercial Guaranty Assurance directed CGA Investment Management, as investment advisor to the St. George subsidiary, to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in the case basis reserve at March 31, 2000. The claim payment of $2.6 million was made on April 27, 2000. As a result of this claim, a clause in the contract is triggered whereby Commercial Guaranty Assurance will be entitled to share in the return on the underlying assets to partially mitigate this loss which is settled monthly as subrogation. In the quarter ended June 30, 2000, $0.1 million was received under this clause. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management are currently recording these recoveries as reported.

4. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the six months ended June 30, 2000 and 1999:

                                                              2000            1999
                                                           -----------    ------------
Basic loss per share
Numerator:
  Net income (loss)......................................  $   299,147    $ (2,658,233)
  Series A -- Pay-in-kind dividends paid.................   (6,428,250)     (5,615,250)
  Series A -- Accretion to redemption value..............     (228,566)       (228,566)
  Series A -- Accretion on warrants......................      (67,365)        (67,366)
  Series B -- Pay-in-kind dividends......................           --      (2,700,795)
  Series B -- Accretion to redemption value..............           --         (50,137)
                                                           -----------    ------------
Net loss attributable to common shareholders.............  $(6,425,034)   $(11,320,347)
                                                           -----------    ------------
Denominator:
  Weighted average shares outstanding....................   28,005,648      18,709,501
                                                           -----------    ------------
Basic loss per share.....................................  $     (0.23)   $      (0.61)
                                                           ===========    ============
Diluted loss per share
Numerator................................................  $(6,425,034)   $(11,320,347)
Denominator..............................................   28,005,648      18,709,501
                                                           -----------    ------------
Diluted loss per share...................................  $     (0.23)   $      (0.61)
                                                           ===========    ============

     The total number of common share equivalents not included in the calculation of diluted loss per share was 47,076,063 because they were anti-dilutive.

                                CGA GROUP, LTD.

5. INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at June 30, 2000 and December 31, 1999, by asset type:

                                                                 2000          1999
ASSET TYPE                                                    (IN 000'S)    (IN 000'S)
----------                                                    ----------    ----------
Auto........................................................  $   17,018    $   26,158
Commercial loan and bond obligations........................     389,542       327,335
Commercial mortgage-backed securities.......................     796,484       614,217
Corporate asset-backed securities...........................     165,790       147,490
Credit card receivables.....................................     156,913       165,997
Equipment...................................................      15,194        17,111
Future flows................................................      50,304        55,463
Home equity loans...........................................     403,505       374,280
Real estate investment trust debt...........................     238,225       256,774
Real estate investment trust preferred stock................      70,000        70,000
Sovereign debt..............................................      90,000        90,000
Other consumer asset-backed securities......................     306,776        89,640
                                                              ----------    ----------
Total.......................................................  $2,699,751    $2,234,465
                                                              ==========    ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at June 30, 2000 and December 31, 1999:

                                                              2000    1999
                                                              ----    ----
"AAA".......................................................    3%      4%
"AA"........................................................   12%      2%
"A".........................................................   24%     25%
"BBB".......................................................   52%     58%
"BB"........................................................    8%      9%
Not rated...................................................    1%      2%
                                                              ---     ---
Total.......................................................  100%    100%
                                                              ===     ===

     North America comprises 93% of the insured obligations' geographic exposure. Other countries include Turkey, Korea, Japan, Greece, Poland, Portugal and Venezuela, each of which comprises approximately 2% or less of the geographic exposure.

6. SEGMENT REPORTING

     CGA Group has two reportable segments: Commercial Guaranty Assurance and CGA Investment Management (see description of each segment in Note 1). CGA Group's management has identified the operating segments on the basis that they are separate entities with each entity carrying on a different type of business. Commercial Guaranty Assurance provides financial guaranty insurance, and CGA Investment Management provides investment management services. The tables below present financial information for each of the operating segments.

                                CGA GROUP, LTD.

     As of and for the six months ended June 30, 2000:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  6,661,339             --             --    $  6,661,339
Net investment income...............     4,405,036         26,110        104,762       4,535,908
Net realized losses.................      (908,888)            --             --        (908,888)
Management fees.....................            --      1,110,340             --       1,110,340
Intersegment revenue(b).............            --        224,132        424,619         648,751
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................    10,157,487      1,360,582        529,381      12,047,450
                                      ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..................       996,767      5,199,553        757,706       6,954,026
Acquisition costs...................       470,307             --             --         470,307
Commitment fees.....................       300,000             --             --         300,000
Excess of loss facility.............       100,000             --             --         100,000
Losses and loss adjustment
  expenses..........................     3,275,219             --             --       3,275,219
Intersegment expenses...............       224,132        424,619             --         648,751
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................     5,366,425      5,624,172        757,706      11,748,303
                                      ------------    -----------    -----------    ------------
NET INCOME (LOSS)...................     4,791,062     (4,263,590)      (228,325)        299,147
                                      ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS........................  $163,804,648    $ 3,613,763    $19,411,090    $186,829,501
                                      ============    ===========    ===========    ============

---------------
(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.
(b) Intersegment revenues are comprised of interest on intercompany loans and surveillance fee income.

                                CGA GROUP, LTD.

     As of and for the six months ended June 30, 1999:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  6,547,542    $        --    $        --    $  6,547,542
Net investment income...............     3,769,711         39,948        210,065       4,019,724
Net realized gains..................       130,880             --             --         130,880
Management fees.....................            --      1,624,055             --       1,624,055
Intersegment revenue................            --        118,789        118,356         237,145
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................    10,448,133      1,782,792        328,421      12,559,346
                                      ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..................       616,301      5,131,861        767,018       6,515,180
Acquisition costs...................       315,254             --             --         315,254
Commitment fees.....................       300,000             --             --         300,000
Excess of loss facility.............       100,000             --             --         100,000
Losses and loss adjustment
  expenses..........................      7,750,00             --             --       7,750,000
Intersegment expenses...............       118,789        118,356             --         237,145
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................     9,200,344      5,250,217        767,018      15,217,579
                                      ------------    -----------    -----------    ------------
NET INCOME (LOSS)...................     1,247,789     (3,467,425)      (438,597)     (2,658,233)
                                      ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS........................  $186,579,341    $ 2,922,421    $31,070,141    $220,571,903
                                      ============    ===========    ===========    ============

     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.

                                                                  2000            1999
                                                              ------------    ------------
REVENUES
Total revenues for reportable segments......................  $ 12,047,450    $ 12,559,346
Elimination of intersegment revenues........................      (648,751)       (237,145)
                                                              ------------    ------------
Total consolidated revenues.................................  $ 11,398,699    $ 12,322,201
                                                              ============    ============
EXPENSES
Total expenses for reportable segments......................  $ 11,748,303    $ 15,217,579
Elimination of intersegment operating expenses..............      (648,751)       (237,145)
                                                              ------------    ------------
Total consolidated expenses.................................  $ 11,099,552    $ 14,980,434
                                                              ============    ============
ASSETS
Total assets for reportable segments........................  $186,829,501    $220,571,903
Intercompany loans..........................................   (17,724,619)    (11,122,336)
Other intercompany balances.................................    (2,424,428)     (2,863,135)
                                                              ------------    ------------
Total consolidated assets...................................  $166,680,454    $206,586,432
                                                              ============    ============

                                CGA GROUP, LTD.

7. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 138, which the company is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of SFAS 133 on the company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, and the volume of credit default swaps written by Commercial Guaranty Assurance. Management are currently evaluating these factors and their impact.

8. SUBSEQUENT EVENT

     On July 27, 2000, the shareholders of CGA Group approved the CGA Group, Ltd. 2000 Stock Option Plan (the "Stock Option Plan"). Pursuant to this Stock Option Plan, options for an aggregate of up to 8,400,000 shares of CGA Group's common stock may be issued to employees of CGA Group and its two subsidiaries, as determined by the Compensation Committee of the Board of Directors. As of the date hereof, the Compensation Committee has approved the grant of options to purchase an aggregate of 5,935,000 shares of common stock to designated employees, at an exercise price of $2.12 per share. As a condition to this grant, each employee receiving options under the Stock Option Plan must surrender any options or warrants granted under CGA Group's previous stock option plans. Accordingly, employees of CGA Group and its subsidiaries are expected to surrender to CGA Group for cancellation options and/or warrants to acquire an aggregate of 1,298,875 shares of CGA Group's common stock.

     Options granted under the Stock Option Plan will vest 25% on each of December 31, 2000, 2001, 2002 and 2003, except that to the extent that any of the options granted under the Stock Option Plan are in replacement of options or warrants issued under prior plans and therefore cancelled, the replacement options will vest immediately. The Stock Option Plan provides for the immediate vesting of granted options upon the occurrence of any of the events referred to in the Stock Option Plan as "Liquidity Events." In addition, in the event that a Liquidity Event does not occur by June 30, 2004, and CGA Group has met the net income targets specified in the Stock Option Plan, employees holding vested option grants will have the right to exercise a cash-out election in respect of any or all of the shares covered by these options. The aggregate amount of the cash-out payment, if payable under the terms of the Stock Option Plan, will equal 10% of CGA Group's net income, calculated as set forth in the Stock Option Plan for the five full fiscal years 2000 through 2004, multiplied by a fraction, the numerator of which is the number of vested shares as to which this election is made, and the denominator of which is 8,400,000. This payment will be made as soon as practicable after the release of CGA Group's financial statements for the year ending December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of CGA Group's results of operations, financial condition, liquidity and capital resources as of and for the six months ended June 30, 2000. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in CGA Group's 1999 Annual Report on Form 10-K.

GENERAL

     CGA Group, Ltd., a holding company, was incorporated in Bermuda in June, 1996. CGA Group has two wholly-owned subsidiaries. Commercial Guaranty Assurance, Ltd., was incorporated in Bermuda in October, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Act"), which authorizes it to carry on insurance business of all classes in or from within Bermuda, subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. Commercial Guaranty Assurance's "claims paying ability", also referred to as its financial strength, is rated "Triple A" or the equivalent by Fitch, a nationally recognized statistical rating organization with U.S. and worldwide operations, Dominion Bond Ratings Service and Canadian Bond Ratings Service Inc., two Canadian rating agencies, and Japan Rating and Investment Information, Inc., the largest credit rating agency in Japan, in each case the highest rating category assigned by each of these rating agencies. On June 2, 2000, Fitch placed Commercial Guaranty Assurance's "Triple-A" rating on general review, on the basis that Commercial Guaranty Assurance does not meet Fitch's minimum capital requirements of approximately $350 million of equity capital and $150 million in "soft" capital for a "Triple-A" financial strength rating. CGA Group has engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation to act as its exclusive financial advisor for the purpose of raising additional capital sufficient to meet Fitch's requirements. At June 30, 2000 no additional capital had been raised. At this time, no assurances can be given as to whether CGA Group will be successful in raising any additional capital, or whether it will be able to raise sufficient capital to meet Fitch's requirements. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations.

     CGA Investment Management, Inc. was incorporated in Delaware, U.S.A. in July 1996. CGA Investment Management is registered as an investment advisor with the United States Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. CGA Investment Management provides investment management and financial advisory services primarily to specialized investment vehicles and for the U.S. and international structured finance markets.

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

RESULTS OF OPERATIONS

     Total revenues for the quarter ended June 30, 2000 were $5.7 million, of which $3.5 million was from financial guaranty insurance premiums, $0.6 million was from investment management and advisory fees and $2.2 million was from investment income, less $0.6 million from net realized losses on the sale of investments. Total revenues for the quarter ended June 30, 1999 were $6.3 million, of which $3.5 million was from financial guaranty insurance premiums, $0.5 million was from investment management and advisory fees, and $2.3 million was from investment income.

     Total revenues for the six months ended June 30, 2000 were $11.4 million, compared to $12.3 million for the six months ended June 30, 1999. The $0.9 million decrease is primarily attributable to the decrease in gross premiums written and management fees due to the discounts provided to subsidiaries of St. George Holdings, Ltd.

  Premiums

     Net premiums earned in the quarter ended June 30, 2000 were derived from $3.3 million of gross premiums written, of which $0.1 million were ceded under reinsurance agreements. Net premiums earned in the quarter ended June 30, 1999 were derived from $4.4 million of gross premiums written, of which $0.4 million were ceded under reinsurance agreements. The $0.8 million decrease in net premiums written during the three months ended June 30, 2000 compared to June 30, 1999 resulted from net insurance in force increasing from $1.8 billion at June 30, 1999 to $2.7 billion at June 30, 2000, offset by a 35% premium discount provided to three subsidiaries of St. George Holdings, Ltd. This premium discount totaled $0.6 million for the quarter ended June 30, 2000. The discount was provided to assist clients which are continuing to resolve liquidity issues that arose during the fourth quarter of 1998.

     Ceded premiums for the three months ended June 30, 2000 were $0.1 million, compared to $0.4 million for the six months ended June 30, 1999. The decrease of approximately $0.3 million is a result of fewer reinsured assets at June 30, 2000. The increase in unearned premiums results from an insurance policy for which approximately $0.7 million was received up-front, of which only $66,000 was earned during the second quarter of 1999.

  Insurance in force

     The amount of Commercial Guaranty Assurance's insured portfolio was $2.7 billion net par as of June 30, 2000. The weighted average term of the insured securities at June 30, 2000 is approximately 7.5 years. The following table shows the net par insured obligations at June 30, 2000 and December 31, 1999, by asset type:

                                                                 2000          1999
ASSET TYPE                                                    (IN 000'S)    (IN 000'S)
----------                                                    ----------    ----------
Auto........................................................  $   17,018    $   26,158
Commercial loan and bond obligations........................     389,542       327,335
Commercial mortgage-backed securities.......................     796,484       614,217
Corporate asset-backed securities...........................     165,790       147,490
Credit card receivables.....................................     156,913       165,997
Equipment...................................................      15,194        17,111
Future flows................................................      50,304        55,463
Home equity loans...........................................     403,505       374,280
Real estate investment trust debt...........................     238,225       256,774
Real estate investment trust preferred stock................      70,000        70,000
Sovereign debt..............................................      90,000        90,000
Other consumer asset-backed securities......................     306,776        89,640
                                                              ----------    ----------
Total.......................................................  $2,699,751    $2,234,465
                                                              ==========    ==========

     The following table presents the credit ratings of the above assets, as assigned by one or more nationally recognized credit rating agencies, based on net par outstanding at June 30, 2000 and December 31, 1999:

                                                              2000    1999
                                                              ----    ----
"AAA".......................................................    3%      4%
"AA"........................................................   12%      2%
"A".........................................................   24%     25%
"BBB".......................................................   52%     58%
"BB"........................................................    8%      9%
Not rated...................................................    1%      2%
                                                              ---     ---
Total.......................................................  100%    100%
                                                              ===     ===

  Investment income

     Net investment income was $2.3 million for the quarter ended June 30, 2000 and $2.3 million for the same period in 1999. Net investment income was $4.5 million for the six months ended June 30, 2000 and $4.0 million for the same period in 1999. Net investment income is presented after deducting the cost of external investment management fees, which totaled $30,000 for the quarter ended June 30, 2000 and $29,000 for the quarter ended June 30, 1999. The value of investments and cash equivalents at June 30, 2000 was $149 million, compared to $163 million at June 30, 1999. The lower investments balance was offset by higher interest rates resulting in the same investment income for the comparable periods in 1999 and 2000. The average yield on the investment portfolio was 7.2% as of June 30, 2000, compared with an average yield of 6.4% as of June 30, 1999.

     Unrealized losses on the investment portfolio as of June 30, 2000 were $5.9 million, compared to $6.5 million of unrealized losses as of December 31, 1999. During the six months ended June 30, 2000, several securities were sold which resulted in approximately $0.9 million of unrealized losses at December 31, 1999 being realized during the period.

  Management fees

     Management fees earned for the quarter ended June 30, 2000 were $0.6 million, compared with the same period in 1999 of $0.5 million. At June 30, 2000 the par value of CGA Investment Management's assets under management was $2.9 billion compared with $2.0 billion at June 30, 1999. The increase in management fees attributable to the increase in assets under management is offset by the discounts given to the St. George subsidiaries.

  Operating expenses

     Operating expenses for the quarter ended June 30, 2000 were $3.3 million, compared to $3.2 million for the quarter ended June 30, 1999. Operating expenses for the six months ended June 30, 2000 were $7.0 million, compared with $6.5 million for the same period in 1999. These costs are primarily personnel, legal, and administrative.

  Losses and loss adjustment expenses

     On April 18, 2000, Commercial Guaranty Assurance made a claim payment in respect of asset backed securities originated and serviced by Commercial Financial Services of $4.2 million, of which $3.2 million was recovered from reinsurance. As of June 30, 2000, cumulative claim payments made in respect of these securities total $150.7 million, of which $115.2 million was covered by reinsurance and $35.5 million was paid by Commercial Guaranty Assurance out of case basis reserves.

     In April 2000, Commercial Guaranty Assurance elected to pay a $2.6 million claim in connection with a "Triple-B" rated tranche of a home equity loan securitization owned by a subsidiary of St. George Holdings, Ltd. Based on its ongoing surveillance, Commercial Guaranty Assurance concluded that this security was no longer investment grade risk and consequently, as insurer of the subsidiary's liabilities, Commercial Guaranty

Assurance directed CGA Investment Management, as investment advisor to the subsidiary, to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in the case basis reserve at March 31, 2000. The claim payment of $2.6 million was made on April 27, 2000. As a result of this claim, a clause in the contract is triggered whereby Commercial Guaranty Assurance will be entitled to share in the return on the underlying assets to partially mitigate this loss which is settled monthly as subrogation. In the quarter ended June 30, 2000, $0.1 million was received under this clause. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management are currently recording these recoveries as reported.

     Giving effect to the two claim payments in April 2000 described above, the balance of Commercial Guaranty Assurance's case basis reserves is approximately $0.4 million at June 30, 2000, which represents the balance of expected loss adjustment expenses relating to the Commercial Financial Services securities.

Preferred dividends

     For the quarter ended June 30, 2000, the pay-in-kind dividends on preferred stock and accretion on preferred stock totaled $3.4 million, compared to $3.0 million for the quarter ended June 30, 1999.

SUMMARY OF OPERATING SEGMENTS

     CGA Group has two reportable segments, Commercial Guaranty Assurance and CGA Investment Management. Commercial Guaranty Assurance issues financial guaranty insurance policies and CGA Investment Management provides investment management and advisory services. The tables below present selected financial information for each of the operating segments:

     As of and for the six months ended June 30, 2000:

                               COMMERCIAL         CGA
                                GUARANTY      INVESTMENT
                               ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                              ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.........  $  6,661,339    $        --    $        --    $  6,661,339
Net investment income.......     4,405,036         26,110        104,762       4,535,908
Net realized losses.........      (908,888)            --             --        (908,888)
Management fees.............            --      1,110,340             --       1,110,340
Intersegment revenue(b).....            --        224,132        424,619         648,751
                              ------------    -----------    -----------    ------------
TOTAL REVENUES..............    10,157,487      1,360,582        529,381      12,047,450
                              ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..........       996,767      5,199,553        757,706       6,954,026
Acquisition costs...........       470,307             --             --         470,307
Commitment fees.............       300,000             --             --         300,000
Excess of loss facility.....       100,000             --             --         100,000
Losses and loss adjustment
  expenses..................     3,275,219             --             --       3,275,219
Intersegment expenses.......       224,132        424,619             --         648,751
                              ------------    -----------    -----------    ------------
TOTAL EXPENSES..............     5,366,425      5,624,172        757,706      11,748,303
                              ------------    -----------    -----------    ------------
NET INCOME (LOSS)...........  $  4,791,062    $(4,263,590)   $  (228,325)   $    299,147
                              ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS................  $163,804,648    $ 3,613,763    $19,411,090    $186,829,501
                              ============    ===========    ===========    ============

---------------
(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

(b) Intersegment revenues are comprised of interest on intercompany loans and surveillance fee income.

     As of and for the six months ended June 30, 1999:

                               COMMERCIAL         CGA
                                GUARANTY      INVESTMENT
                               ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                              ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.........  $  6,547,542    $        --    $        --    $  6,547,542
Net investment income.......     3,769,711         39,948        210,065       4,019,724
Net realized gains..........       130,880             --             --         130,880
Management fees.............            --      1,624,055             --       1,624,055
Intersegment revenue........            --        118,789        118,356         237,145
                              ------------    -----------    -----------    ------------
TOTAL REVENUES..............    10,448,133      1,782,792        328,421      12,559,346
                              ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..........       616,301      5,131,861        767,018       6,515,180
Acquisition Costs...........       315,254             --             --         315,254
Commitment Fees.............       300,000             --             --         300,000
Excess of loss facility.....       100,000             --             --         100,000
Losses and loss adjustment
  expenses..................      7,750,00             --             --       7,750,000
Intersegment expenses.......       118,789        118,356             --         237,145
                              ------------    -----------    -----------    ------------
TOTAL EXPENSES..............     9,200,344      5,250,217        767,018      15,217,579
                              ------------    -----------    -----------    ------------
NET INCOME (LOSS)...........  $  1,247,789    $(3,467,425)   $  (438,597)   $ (2,658,233)
                              ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS................  $186,579,341    $ 2,922,421    $31,070,141    $220,571,903
                              ============    ===========    ===========    ============

LIQUIDITY AND CAPITAL RESOURCES

     Commercial Guaranty Assurance's investment portfolio, which is managed by Alliance Capital Management Corporation, is available to fund the liquidity needs of Commercial Guaranty Assurance and to provide intercompany loans to CGA Group. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher by a nationally recognized rating agency and are denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. As of June 30, 2000, the duration of the portfolio was 3.1 years. The investment portfolio had a return of 1.88% for the quarter ended June 30, 2000, while the Merrill Lynch Eurodollar High Quality 3-5 year Index, against which CGA Group's investment portfolio is measured, returned 1.88%.

     CGA Group does not expect to pay cash dividends to its shareholders. Commercial Guaranty Assurance's Board of Directors has passed a resolution that Commercial Guaranty Assurance will not declare or pay cash dividends during its first five years of operations. After such five-year period, which ends in June 2002, Commercial Guaranty Assurance intends to comply with dividend restrictions, if any, imposed by Fitch, subject to covenants contained in the subscription agreements for the various classes of CGA Group's stock. In addition, Commercial Guaranty Assurance's dividend payments are subject to certain limitations under Bermudian insurance regulations that require minimum solvency margins and liquidity ratios.

     CGA Investment Management required additional funding for operations from CGA Group during the quarter ended June 30, 2000 totaling $3.0 million. Intercompany loans between CGA Group and CGA Investment Management bear interest at a rate of 6% per annum with interest paid annually. CGA Investment Management is expected to require additional funding in 2000 while it continues to build its assets under management to generate sufficient fee income to cover its operations.

     On a consolidated basis, CGA Group used $9.3 million of cash from operating activities during the six months ended June 30, 2000, compared to using $9.6 million for the six months ended June 30, 1999. Cash flows from operations are affected by claim payments, which due to the nature of CGA Group's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from period to period.

     CGA Group used $0.8 million of net cash in investing activities during the six months ended June 30, 2000, compared to $1.9 million in the first six months of 1999.

     Commercial Guaranty Assurance has a $20 million excess of loss reinsurance facility agreement and can also arrange reinsurance on an as needed basis to manage its exposure. CGA Group also has commitments which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of Series B preferred stock which would pay quarterly dividends in kind at 7% per annum. Should those commitments be called upon, the proceeds would likely be used to increase the capital of Commercial Guaranty Assurance. The commitments must be funded in the event that Fitch notifies CGA Group at least 45 days prior to June 17, 2002 that Commercial Guaranty Assurance's rating will be downgraded below a "Triple-A" rating. On June 2, 2000 Fitch announced that it was placing Commercial Guaranty Assurance's "Triple-A" rating on general review, on the basis that Commercial Guaranty Assurance does not meet Fitch's minimum capital requirements of approximately $350 million of equity capital and $150 million in "soft" capital for a "Triple-A" financial strength rating. CGA Group has engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation to act as its exclusive financial advisor for the purpose of raising additional capital sufficient to meet Fitch's requirements. At June 30, 2000, no such additional capital had been raised. At this time, no assurances can be given as to whether CGA Group will be successful in raising any additional capital, or whether it will be able to raise sufficient capital to meet Fitch's requirements.

     At June 30, 2000, Commercial Guaranty Assurance's claims paying resources were $227.3 million, compared to $223.7 million at June 30, 1999.

     On July 27, 2000, the shareholders of CGA Group approved the CGA Group, Ltd. 2000 Stock Option Plan (the "Stock Option Plan"). Pursuant to this Stock Option Plan, options for an aggregate of up to 8,400,000 shares of CGA Group's common stock may be issued to employees of CGA Group and its two subsidiaries, as determined by the Compensation Committee of the Board of Directors. As of the date hereof, the Compensation Committee has approved the grant of options to purchase an aggregate of 5,935,000 shares of common stock to designated employees, at an exercise price of $2.12 per share. As a condition to this grant, each employee receiving options under the Stock Option Plan must surrender any options or warrants granted under CGA Group's previous stock option plans. Accordingly, employees of CGA Group and its subsidiaries are expected to surrender to CGA Group for cancellation options and/or warrants to acquire an aggregate of 1,298,875 shares of CGA Group's common stock.

     Options granted under the Stock Option Plan will vest 25% on each of December 31, 2000, 2001, 2002 and 2003, except that to the extent that any of the options granted under the Stock Option Plan are in replacement of options or warrants issued under prior plans and therefore cancelled, the replacement options will vest immediately. The Stock Option Plan provides for the immediate vesting of granted options upon the occurrence of any of the events referred to in the Stock Option Plan as "Liquidity Events." In addition, in the event that a Liquidity Event does not occur by June 30, 2004, and CGA Group has met the net income targets specified in the Stock Option Plan, employees holding vested option grants will have the right to exercise a cash-out election in respect of any or all of the shares covered by these options. The aggregate amount of the cash-out payment, if payable under the terms of the Stock Option Plan, will equal 10% of CGA Group's net income, calculated as set forth in the Stock Option Plan for the five full fiscal years 2000 through 2004, multiplied by a fraction, the numerator of which is the number of vested shares as to which this election is made, and the denominator of which is 8,400,000. This payment will be made as soon as practicable after the release of CGA Group's financial statements for the year ending December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 138, which CGA Group is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of SFAS 133 on CGA Group's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, and the volume of credit default swaps written by Commercial Guaranty Assurance. Management are currently evaluating those factors and their impact.

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

    (b) Reports on Form 8-K

     On June 9, 2000, CGA Group, Ltd. filed a Current Report on Form 8-K with respect to Fitch's placement of Commercial Guaranty Assurance, Ltd.'s "AAA" financial strength rating on general review.

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

                                          CGA GROUP, LTD.
                                          Registrant

                                          /s/ JAMES R. REINHART
                                          --------------------------------------
                                               JAMES R. REINHART
                                             CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

Date:  August 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
      4.1        CGA Group, Ltd. Shareholders Agreement, dated as of June 12,
                 1997, as amended and restated as of March 31, 1999,
                 incorporated herein by reference to Exhibit 4.4 to the April
                 9, 1999 8-K
     10.1        Employment Agreement, as of January 1, 2000, by and between
                 Commercial Guaranty Assurance, Ltd. and Michael Miran,
                 incorporated herein by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarter
                 ended March 31, 2000
     10.2        Employment Agreement, as of January 1, 2000, by and between
                 CGA Investment Management, Inc. and Geoffrey N. Kauffman,
                 incorporated herein by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the quarter
                 ended March 31, 2000
     10.3        Series C Convertible Cumulative Voting Preferred Stock
                 Subscription Agreement, dated as of March 31, 1999,
                 incorporated herein by reference to Exhibit 10.18 to the
                 Registration Statement
     10.4        Agreement dated as of March 1, 1999 by and among CGA Group,
                 Ltd. and the holders of the Series C Preferred Stock,
                 incorporated herein by reference to Exhibit 10.19 to the
                 Registration Statement
     10.5        Restricted Stock Purchase Agreement and Promissory Note,
                 dated as of April 26, 1999, between CGA Group, Ltd. and the employees thereof listed in Exhibit B thereto, incorporated herein by reference to Exhibit 10.20 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1999 (the "June 30, 1999 10-Q")
     10.6        CGA Group, Ltd. Chief Financial Officer's Certificate As To
                 Adjustment to Exercise Price of Warrants Issued Pursuant to
                 the Sponsoring Investors and Founders Stock Warrant Plan,
                 dated May 18, 1999, incorporated herein by reference to
                 Exhibit 10.21 to the June 30, 1999 10-Q
     10.7        CGA Group, Ltd. 2000 Stock Option Plan
     27.1        Financial Data Schedule