Form 10-Q
period 2000-09-30
CGA GROUP LTD
filed 2000-11-14
CIK 1049632

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   28,005,648
                            AS OF NOVEMBER 10, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CGA GROUP, LTD.

                            ------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Unaudited Consolidated Balance Sheets -- September 30,
      2000 and December 31, 1999............................     1
     Unaudited Consolidated Statements of
      Operations -- Three Months and Nine Months Ended
      September 30, 2000 and September 30, 1999.............     2
     Unaudited Consolidated Statements of Comprehensive
      Income -- Nine Months Ended September 30, 2000 and
      September 30, 1999....................................     3
     Unaudited Consolidated Statements of Changes in
      Mezzanine Equity -- Nine Months Ended September 30,
      2000 and the Year Ended December 31, 1999.............     4
     Unaudited Consolidated Statements of Shareholders'
      Equity -- Nine Months Ended September 30, 2000 and the
      Year Ended December 31, 1999..........................     5
     Unaudited Consolidated Statements of Cash Flows -- Nine
      Months Ended September 30, 2000 and September 30,
      1999..................................................     6
     Notes to Unaudited Consolidated Financial Statements...     7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    15

PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..................  II-1
  Signatures................................................  II-2
  Index to Exhibits.........................................  II-3

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                CGA GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
ASSETS
  Fixed maturity securities available for sale at fair value
     (amortized cost: $153,438,165 and $152,838,109)........  $150,620,367     $146,337,676
  Cash and cash equivalents.................................     3,956,194       12,775,595
  Premiums receivable.......................................     1,897,208        2,267,991
  Management fees receivable................................       155,494          412,644
  Accrued investment income.................................     5,056,616        4,385,663
  Deferred acquisition costs................................     5,409,368        4,767,372
  Prepaid reinsurance premiums..............................            --          310,144
  Reinsurance recoverable...................................            --       25,000,000
  Deferred premiums receivable..............................     1,431,799          519,809
  Other assets..............................................     3,130,372        2,842,614
                                                              ------------     ------------
  Total assets..............................................  $171,657,418     $199,619,508
                                                              ============     ============
LIABILITIES
  Unearned premiums.........................................  $  2,686,544     $  2,946,120
  Reserve for losses and loss adjustment expenses...........     4,803,856       36,545,700
  Reinsurance balances payable..............................       120,959          285,726
  Accrued costs and expenses................................     3,338,817        4,896,550
                                                              ------------     ------------
  Total liabilities.........................................    10,950,176       44,674,096
                                                              ------------     ------------
MEZZANINE EQUITY
  Preferred stock, $.01 par value:
  Series A, 10,000,000 shares authorized, 4,069,177 and
     3,676,821 issued and outstanding.......................    97,759,007       87,506,212
                                                              ------------     ------------
  Total mezzanine equity....................................    97,759,007       87,506,212
                                                              ------------     ------------
SHAREHOLDERS' EQUITY
  Series C preferred stock, $.01 par value 52,000,000 shares
     authorized, 44,971,346 issued and outstanding..........       449,713          449,713
  Additional paid-in-capital -- Series C preferred stock....    49,490,298       49,466,298
  Common stock, $.01 par value, 268,000,000 and 20,000,000
     shares authorized, 28,005,648 issued and outstanding...       280,057          280,057
  Additional paid-in-capital -- common stock................    95,279,186       95,723,081
  Accumulated other comprehensive loss......................    (2,817,798)      (6,500,433)
  Accumulated deficit.......................................   (79,733,221)     (71,979,516)
                                                              ------------     ------------
  Total shareholders' equity................................    62,948,235       67,439,200
                                                              ------------     ------------
  Total liabilities and shareholders' equity................  $171,657,418     $199,619,508
                                                              ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                   ENDED                ENDED                ENDED                ENDED
                             SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                             ------------------   ------------------   ------------------   ------------------
REVENUES
  Gross premiums written...     $ 3,358,147          $ 3,255,423          $10,730,995          $ 11,110,516
  Ceded premiums...........        (120,958)          (1,071,914)            (799,830)           (1,879,393)
                                -----------          -----------          -----------          ------------
  Net premiums written.....       3,237,189            2,183,509            9,931,165             9,231,123
  Change in unearned
     premiums..............         264,426              156,611              231,789              (343,461)
                                -----------          -----------          -----------          ------------
  Net premiums earned......       3,501,615            2,340,120           10,162,954             8,887,662
  Net investment income....       2,335,971            2,379,755            6,871,879             6,399,479
  Net realized losses......        (711,152)            (132,986)          (1,620,040)               (2,106)
  Management fees..........         648,301              506,298            1,758,641             2,130,353
                                -----------          -----------          -----------          ------------
  Total revenues...........       5,774,735            5,093,187           17,173,434            17,415,388
                                -----------          -----------          -----------          ------------
EXPENSES
  Operating expenses.......       3,240,560            3,424,868           10,194,586             9,940,048
  Policy acquisition
     costs.................         260,396              186,802              730,703               502,056
  Commitment fees..........         150,000              151,233              450,000               451,233
  Excess of loss
     facility..............          50,000               50,000              150,000               150,000
  Losses and loss
     adjustment expenses...         317,731              300,000            3,592,950             8,050,000
                                -----------          -----------          -----------          ------------
  Total expenses...........       4,018,687            4,112,903           15,118,239            19,093,337
                                -----------          -----------          -----------          ------------
NET INCOME (LOSS)..........       1,756,048              980,284            2,055,195            (1,677,949)
  Pay-in-kind dividends --
     preferred stock.......      (3,380,650)          (2,953,150)          (9,808,900)          (11,269,195)
  Accretion -- preferred
     stock.................        (147,964)            (147,966)            (443,895)             (494,034)
                                -----------          -----------          -----------          ------------
NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS......     $(1,772,566)         $(2,120,832)         $(8,197,600)         $(13,441,178)
Basic and diluted loss per
  common share.............     $     (0.06)         $     (0.08)         $     (0.29)         $      (0.62)
                                ===========          ===========          ===========          ============
Weighted average common
  shares outstanding.......      28,005,648           28,005,648           28,005,648            21,842,268
                                ===========          ===========          ===========          ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                 NINE MONTHS          NINE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                              ------------------   ------------------
NET INCOME (LOSS) FOR THE PERIOD............................      $2,055,195          $(1,677,949)
OTHER COMPREHENSIVE INCOME
Change in unrealized appreciation/depreciation on fixed
  maturity securities.......................................       2,037,399           (5,227,813)
Reclassification adjustment for losses/gains included in net
  income....................................................       1,645,236             (526,751)
                                                                  ----------          -----------
Change in accumulated other comprehensive income............       3,682,635           (5,754,564)
                                                                  ----------          -----------
COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD..................      $5,737,830          $(7,432,513)
                                                                  ==========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                CGA GROUP, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED              YEAR ENDED
                                                             SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                             ------------------    -----------------
MEZZANINE EQUITY
SERIES A PREFERRED STOCK
Balance -- beginning of period.............................     $    36,768           $    32,119
Pay-in-kind dividends paid.................................           3,923                 4,649
                                                                -----------           -----------
Balance -- end of period...................................          40,691                36,768
                                                                -----------           -----------
ADDITIONAL PAID-IN-CAPITAL -- SERIES A PREFERRED
Balance -- beginning of period.............................      87,469,444            75,258,981
Pay-in-kind dividends paid.................................       9,804,977            11,618,601
Accretion to redemption value..............................         342,849               457,132
Accretion on warrants......................................         101,046               134,730
                                                                -----------           -----------
Balance -- end of period...................................      97,718,316            87,469,444
                                                                -----------           -----------
TOTAL SERIES A PREFERRED STOCK.............................     $97,759,007           $87,506,212
                                                                ===========           ===========
SERIES B PREFERRED STOCK
Balance -- beginning of period.............................     $        --           $    16,000
Pay-in-kind dividends paid.................................              --                 6,687
Conversion to common stock.................................              --               (22,687)
                                                                -----------           -----------
Balance -- end of period...................................              --                    --
                                                                -----------           -----------
ADDITIONAL PAID-IN-CAPITAL -- SERIES B PREFERRED
Balance -- beginning of period.............................              --            37,284,985
Pay-in-kind dividends paid.................................              --            16,710,271
Accretion to redemption value..............................              --                50,137
Unaccreted issuance costs..................................              --             2,648,879
Conversion to common stock.................................              --           (56,694,272)
                                                                -----------           -----------
Balance -- end of period...................................              --                    --
                                                                -----------           -----------
PAY-IN-KIND DIVIDENDS ACCRUED -- SERIES B
Balance -- beginning of period.............................              --            14,016,164
Dividends accrued..........................................              --             2,700,795
Dividends paid.............................................              --           (16,716,959)
                                                                -----------           -----------
Balance -- end of period...................................              --                    --
                                                                -----------           -----------
TOTAL SERIES B PREFERRED STOCK.............................     $        --           $        --
                                                                ===========           ===========
TOTAL MEZZANINE EQUITY.....................................     $97,759,007           $87,506,212
                                                                ===========           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED              YEAR ENDED
                                                             SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                             ------------------    -----------------
SHAREHOLDERS' EQUITY
SERIES C CONVERTIBLE PREFERRED STOCK
Balance -- beginning of period.............................     $    449,713         $         --
Stock issued (44,971,346 shares)...........................               --              449,713
                                                                ------------         ------------
Balance -- end of period...................................          449,713              449,713
                                                                ------------         ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES C PREFERRED
Balance -- beginning of period.............................       49,466,298                   --
Stock issued...............................................               --           51,715,259
Employee loans.............................................               --           (1,045,961)
Employee loans repaid......................................           24,000                   --
Issuance costs.............................................               --           (1,203,000)
                                                                ------------         ------------
Balance -- end of period...................................       49,490,298           49,466,298
                                                                ------------         ------------
TOTAL SERIES C PREFERRED STOCK.............................       49,940,011           49,916,011
                                                                ------------         ------------
COMMON STOCK
Balance -- beginning of period.............................          280,057               91,000
Stock issued (18,905,648 shares)...........................               --              189,057
                                                                ------------         ------------
Balance -- end of period...................................          280,057              280,057
                                                                ------------         ------------
ADDITIONAL PAID-IN-CAPITAL -- COMMON STOCK
Balance -- beginning of period.............................       95,723,081           42,486,057
Stock issued...............................................               --           56,527,902
Accretion of Series A Preferred Stock to redemption
  value....................................................         (342,849)            (457,132)
Accretion of Series B Preferred Stock to redemption
  value....................................................               --              (50,137)
Accretion on warrants......................................         (101,046)            (134,730)
Unaccreted issuance costs (Series B).......................               --           (2,648,879)
                                                                ------------         ------------
Balance -- end of period...................................       95,279,186           95,723,081
                                                                ------------         ------------
TOTAL COMMON STOCK.........................................       95,559,243           96,003,138
                                                                ------------         ------------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance -- beginning of period.............................       (6,500,433)             927,676
Increase (decrease) during the period......................        3,682,635           (7,428,109)
                                                                ------------         ------------
Balance -- end of period...................................       (2,817,798)          (6,500,433)
                                                                ------------         ------------
ACCUMULATED DEFICIT
Balance -- beginning of period.............................      (71,979,516)         (50,006,600)
Net income (loss)..........................................        2,055,195           (7,648,871)
Series A pay-in-kind dividends.............................       (9,808,900)         (11,623,250)
Series B pay-in-kind dividends.............................               --           (2,700,795)
                                                                ------------         ------------
Balance -- end of period...................................      (79,733,221)         (71,979,516)
                                                                ------------         ------------
TOTAL SHAREHOLDERS' EQUITY.................................     $ 62,948,235         $ 67,439,200
                                                                ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                                NINE MONTHS           NINE MONTHS
                                                                   ENDED                 ENDED
                                                             SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..........................................     $  2,055,195          $ (1,677,949)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Amortization of (discounts) premiums on fixed maturity
     securities............................................         (270,961)              300,469
  Depreciation expense.....................................          377,661               380,468
  Realized loss on sale of fixed maturity securities.......        1,620,040                 2,106
Changes in assets and liabilities:
  Premiums receivable......................................          370,783               932,735
  Accrued investment income................................         (670,953)           (1,246,318)
  Deferred acquisition costs...............................         (641,996)           (1,088,724)
  Prepaid reinsurance premiums.............................          310,144               954,750
  Reinsurance recoverable..................................       25,000,000            67,400,000
  Management fees receivable...............................          257,150               709,852
  Deferred premiums receivable.............................         (911,990)             (300,305)
  Other assets.............................................         (660,184)             (413,577)
  Unearned premiums........................................         (259,576)              412,912
  Reserve for losses and loss adjustment expenses..........      (31,741,844)          (87,180,732)
  Reinsurance balances payable.............................         (164,767)             (271,228)
  Accrued costs and expenses...............................       (1,557,733)             (282,056)
                                                                ------------          ------------
Net cash used in operating activities......................       (6,889,031)          (21,367,597)
                                                                ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity securities acquired.................      (45,759,470)          (82,438,781)
Proceeds from sale of fixed maturity securities............       43,810,337            56,419,250
Purchases of fixed assets..................................           (5,237)             (151,079)
                                                                ------------          ------------
Net cash used in investing activities......................       (1,954,370)          (26,170,610)
                                                                ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of series C preferred stock...........               --            52,164,972
Employee loans.............................................               --            (1,045,961)
Repayment of employee loans................................           24,000                    --
Issuance costs of series C preferred stock.................               --            (1,203,000)
                                                                ------------          ------------
Net cash provided by financing activities..................           24,000            49,916,011
                                                                ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......       (8,819,401)            2,377,804
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD...........       12,775,595             2,598,140
                                                                ------------          ------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD.................     $  3,956,194          $  4,975,944
                                                                ============          ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                CGA GROUP, LTD.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                          (EXPRESSED IN U.S. DOLLARS)

1. BUSINESS AND ORGANIZATION

     CGA Group, Ltd., a holding company, was incorporated in Bermuda on June 21, 1996. CGA Group has two wholly-owned subsidiaries. Commercial Guaranty Assurance, Ltd. was incorporated in Bermuda on October 16, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations ("the Act"), which authorizes it to carry on insurance business of all classes in or from within Bermuda, subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. Commercial Guaranty Assurance's "claims paying ability", also referred to as its financial strength, is rated "Triple-A" or the equivalent by Fitch, Inc. a nationally recognized statistical rating organization with U.S. and worldwide operations, Dominion Bond Ratings Service and Canadian Bond Ratings Service Inc., two Canadian rating agencies, and Japan Rating and Investment Information, Inc., the largest credit rating agency in Japan, in each case the highest rating category assigned by each of these rating agencies.

     On June 2, 2000, Fitch placed Commercial Guaranty Assurance's "Triple-A" rating on general review, on the basis that Commercial Guaranty Assurance does not meet Fitch's minimum capital requirements of approximately $350 million of equity capital and $150 million in "soft" capital for a "Triple-A" financial strength rating. CGA Group has engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation to act as its exclusive financial advisor for the purpose of raising additional capital sufficient to meet Fitch's requirements. As of September 30, 2000, no additional capital had been raised. At this time, no assurances can be given as to whether CGA Group will be successful in raising any additional capital, or whether it will be able to raise sufficient capital to meet Fitch's requirements.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                CGA GROUP, LTD.

2. DETAIL OF OTHER ASSETS

     Other assets are comprised of the following at September 30, 2000 and December 31, 1999:

                                                                 2000          1999
                                                              ----------    ----------
Other Assets
  Other prepaid expenses....................................  $  448,043    $  668,627
  Prepaid commitment fees...................................     426,164       276,164
  Fixed assets, net of depreciation.........................   1,657,307     1,285,579
  Deposits..................................................     249,580       301,080
  Accounts receivable.......................................     186,864        47,405
  Other.....................................................     162,414       263,759
                                                              ----------    ----------
  Total Other Assets........................................  $3,130,372    $2,842,614
                                                              ==========    ==========

3. LOSSES AND LOSS EXPENSES

     The reserve for losses and loss adjustment expenses is established in an amount equal to Commercial Guaranty Assurance's estimate of general and case basis reserves and unallocated losses including costs of settlement, on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. Such a reserve is based on the present value of the expected loss and loss adjustment expenses. The general reserve for losses and loss adjustment expenses established by management is based upon loss factors determined from an independent rating agency study of bond defaults. Management factors are applied to net par amount outstanding of the insured obligations.

     The reserve for losses and loss adjustment expenses is comprised of the following at September 30, 2000 and December 31, 1999:

                                                                2000          1999
                                                             ----------    -----------
Case basis reserve.........................................  $  253,856    $33,200,000
General reserve............................................   4,550,000      3,345,700
                                                             ----------    -----------
          Total reserve for losses and loss adjustment
            expenses.......................................  $4,803,856    $36,545,700
                                                             ==========    ===========

     The activity in the reserve for losses and loss adjustment expenses is as follows:

                                                               2000           1999
                                                            -----------    -----------
Balance at beginning of year..............................  $36,545,700    $90,200,000
  Less reinsurance recoverable............................  (25,000,000)   (67,400,000)
                                                            -----------    -----------
Net balance at beginning of year..........................   11,545,700     22,800,000
Net losses and loss expenses incurred in respect of losses
  occurring in:
  Current year............................................    3,791,391      1,350,000
  Prior years.............................................           --     15,300,000
                                                            -----------    -----------
  Total...................................................    3,791,391     16,650,000
Net losses and loss expenses paid in respect of losses
  occurring in:
  Current year............................................   (2,591,391)   (27,904,300)
  Prior years.............................................   (7,941,844)            --
                                                            -----------    -----------
          Total...........................................  (10,533,235)   (27,904,300)
Balance at end of period..................................    4,803,856     11,545,700
Reinsurance recoverable...................................           --     25,000,000
                                                            -----------    -----------
Balance at end of period..................................  $ 4,803,856    $36,545,700
                                                            ===========    ===========

                                CGA GROUP, LTD.

     On March 15, 2000, Commercial Guaranty Assurance made a claim payment in respect of asset-backed securities originated and serviced by Commercial Financial Services of $28.5 million, of which $21.8 was recovered from reinsurance. On April 18, 2000, Commercial Guaranty Assurance made an additional claim payment of $4.2 million, of which $3.2 million was recovered from reinsurance. At September 30, 2000, Commercial Guaranty Assurance's gross remaining potential exposure to these securities is approximately $34 million, of which $26 million is covered by reinsurance, resulting in a net remaining exposure of $8 million. This amount is not included in case basis reserves at this time.

     In April 2000, Commercial Guaranty Assurance elected to pay a $2.6 million claim in connection with a "Triple-B" rated tranche of a home equity loan securitization. Based on its ongoing surveillance, Commercial Guaranty Assurance concluded that this security was no longer investment grade risk and consequently, as insurer of the subsidiary's liabilities, Commercial Guaranty Assurance directed CGA Investment Management, as investment advisor to the subsidiary, to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in the case basis reserve at March 31, 2000. The claim payment of $2.6 million was made on April 27, 2000. As a result of this claim, a clause in the contract is triggered whereby Commercial Guaranty Assurance will be entitled to share in the return on the underlying assets to partially mitigate this loss which is settled monthly as subrogation. In the quarter ended September 30, 2000, approximately $82,000 was received under this clause, and $0.2 million has been received in total. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management is currently recording these recoveries as reported.

4. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the nine months ended September 30, 2000 and 1999:

                                                              2000            1999
                                                           -----------    ------------
Basic loss per share
Numerator:
  Net income (loss)......................................  $ 2,055,195    $ (1,677,949)
  Series A -- Pay-in-kind dividends paid.................   (9,808,900)     (8,568,400)
  Series A -- Accretion to redemption value..............     (342,849)       (342,849)
  Series A -- Accretion on warrants......................     (101,046)       (101,048)
  Series B -- Pay-in-kind dividends......................           --      (2,700,795)
  Series B -- Accretion to redemption value..............           --         (50,137)
                                                           -----------    ------------
Net loss attributable to common shareholders.............  $(8,197,600)   $(13,441,178)
                                                           -----------    ------------
Denominator:
  Weighted average common shares outstanding.............   28,005,648      21,842,268
                                                           -----------    ------------
Basic loss per share.....................................  $     (0.29)   $      (0.62)
                                                           ===========    ============
Diluted loss per share
Numerator................................................  $(8,197,600)   $(13,441,178)
Denominator..............................................   28,005,648      21,842,268
                                                           -----------    ------------
Diluted loss per share...................................  $     (0.29)   $      (0.62)
                                                           ===========    ============

     The total number of common share equivalents not included in the calculation of diluted loss per share was 46,738,516 because they were anti-dilutive. These common share equivalents are comprised of 44,971,346 shares of Series C Cumulative Convertible Preferred Stock, 847,729 sponsor warrants, 649,441 employee stock options, and warrants sold with the Series A Preferred Stock convertible into 270,000 common shares.

                                CGA GROUP, LTD.

5. INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at September 30, 2000 and December 31, 1999, by asset type:

                                                                 2000          1999
                         ASSET TYPE                           (IN 000'S)    (IN 000'S)
                         ----------                           ----------    ----------
Auto........................................................  $   13,066    $   26,158
Commercial loan and bond obligations........................     398,585       327,335
Commercial mortgage-backed securities.......................     545,075       614,217
Corporate asset-backed securities...........................     162,125       147,490
Credit card receivables.....................................     156,094       165,997
Equipment...................................................      13,860        17,111
Future flows................................................      26,959        55,463
Home equity loans...........................................     349,440       374,280
Real estate investment trust debt...........................     191,639       256,774
Real estate investment trust preferred stock................      70,000        70,000
Sovereign debt..............................................      90,000        90,000
Other consumer asset-backed securities......................     293,651        89,640
                                                              ----------    ----------
Total.......................................................  $2,310,494    $2,234,465
                                                              ==========    ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at September 30, 2000 and December 31, 1999:

                                                              2000    1999
                                                              ----    ----
"AAA".......................................................    3%      4%
"AA"........................................................   12%      2%
"A".........................................................   30%     25%
"BBB".......................................................   44%     58%
"BB"........................................................   10%      9%
Not rated...................................................    1%      2%
                                                              ---     ---
Total.......................................................  100%    100%
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

                                CGA GROUP, LTD.

     As of and for the nine months ended September 30, 2000:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $ 10,162,954    $        --    $        --    $ 10,162,954
Net investment income...............     6,701,661         39,463        130,755       6,871,879
Net realized losses.................    (1,620,040)            --             --      (1,620,040)
Management fees.....................            --      1,758,641             --       1,758,641
Intersegment revenue(b).............            --        388,593        725,301       1,113,894
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................    15,244,575      2,186,697        856,056      18,287,328
                                      ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..................     1,116,001      7,851,274      1,227,311      10,194,586
Acquisition costs...................       730,703             --             --         730,703
Commitment fees.....................       450,000             --             --         450,000
Excess of loss facility.............       150,000             --             --         150,000
Losses and loss adjustment
  expenses..........................     3,592,950             --             --       3,592,950
Intersegment expenses...............       388,593        725,301             --       1,113,894
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................     6,428,247      8,576,575      1,227,311      16,232,133
                                      ------------    -----------    -----------    ------------
NET INCOME (LOSS)...................     8,816,328     (6,389,878)      (371,255)      2,055,195
                                      ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS........................  $171,059,506    $ 3,240,985    $23,576,866    $197,877,357
                                      ============    ===========    ===========    ============

---------------
(a) The "other" segment is comprised of CGA Group Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.
(b) Intersegment revenues are comprised of interest on intercompany loans and surveillance fees.

                                CGA GROUP, LTD.

     As of and for the nine months ended September 30, 1999:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      OTHER(A)         TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  8,887,662    $        --    $        --    $  8,887,662
Net investment income...............     5,938,658         48,503        412,318       6,399,479
Net realized losses.................        (2,106)            --             --          (2,106)
Management fees.....................            --      2,130,353             --       2,130,353
Intersegment revenue................            --        235,008        149,425         384,433
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................    14,824,214      2,413,864        561,743      17,799,821
                                      ------------    -----------    -----------    ------------
EXPENSE ITEMS
Operating expenses..................       901,205      7,766,816      1,272,027       9,940,048
Acquisition costs...................       502,056             --             --         502,056
Commitment fees.....................       451,233             --             --         451,233
Excess of loss facility.............       150,000             --             --         150,000
Losses and loss adjustment
  expenses..........................     8,050,000             --             --       8,050,000
Intersegment expenses...............       235,008        149,425             --         384,433
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................    10,289,502      7,916,241      1,272,027      19,477,770
                                      ------------    -----------    -----------    ------------
NET INCOME (LOSS)...................     4,534,712     (5,502,379)      (710,284)     (1,677,949)
                                      ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS........................  $161,505,812    $ 2,440,128    $15,916,996    $179,862,936
                                      ============    ===========    ===========    ============

     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.

                                                                  2000            1999
                                                              ------------    ------------
REVENUES
Total revenues for reportable segments......................  $ 18,287,328    $ 17,799,821
Elimination of intersegment revenues........................    (1,113,894)       (384,433)
                                                              ------------    ------------
Total consolidated revenues.................................  $ 17,173,434    $ 17,415,388
                                                              ============    ============
EXPENSES
Total expenses for reportable segments......................  $ 16,232,133    $ 19,477,770
Elimination of intersegment operating expenses..............    (1,113,894)       (384,433)
                                                              ------------    ------------
Total consolidated expenses.................................  $ 15,118,239    $ 19,093,337
                                                              ============    ============
ASSETS
Total assets for reportable segments........................  $197,877,357    $179,862,936
Intercompany loans..........................................   (22,475,301)     (6,049,694)
Other intercompany balances.................................    (3,744,638)     (2,746,916)
                                                              ------------    ------------
Total consolidated assets...................................  $171,657,418    $171,066,326
                                                              ============    ============

                                CGA GROUP, LTD.

     As of and for the three months ended September 30, 2000:

                                               COMMERCIAL       CGA
                                                GUARANTY    INVESTMENT
                                               ASSURANCE    MANAGEMENT      OTHER       TOTAL
                                               ----------   ----------      -----       -----
REVENUES
Net premiums earned..........................  $3,501,615   $   --        $  --       $3,501,615
Net investment income........................  2,296,625        13,353       25,993    2,335,971
Net realized losses..........................   (711,152)       --           --         (711,152)
Management fees..............................     --           648,301       --          648,301
Intersegment revenue.........................     --           164,461      300,682      465,143
                                               ----------   -----------   ---------   ----------
TOTAL REVENUES                                 5,087,088       826,115      326,675    6,239,878
                                               ----------   -----------   ---------   ----------
EXPENSE ITEMS
Operating expenses...........................    343,366     2,427,589      469,605    3,240,560
Acquisition costs............................    260,396        --           --          260,396
Commitment fees..............................    150,000        --           --          150,000
Excess of loss facility......................     50,000        --           --           50,000
Losses and loss adjustment expenses..........    317,731        --           --          317,731
Intersegment expenses........................    164,461       300,682       --          465,143
                                               ----------   -----------   ---------   ----------
TOTAL EXPENSES...............................  1,285,954     2,728,271      469,605    4,483,830
                                               ----------   -----------   ---------   ----------
NET INCOME (LOSS)............................  3,801,134    (1,902,156)    (142,930)   1,756,048
                                               ----------   -----------   ---------   ----------

     As of and for the three months ended September 30, 1999:

                                               COMMERCIAL       CGA
                                                GUARANTY    INVESTMENT
                                               ASSURANCE    MANAGEMENT      OTHER       TOTAL
                                               ----------   ----------      -----       -----
REVENUES
Net premiums earned..........................  $2,340,120   $   --        $  --       $2,340,120
Net investment income........................  2,168,947         8,555      202,253    2,379,755
Net realized losses..........................   (132,986)       --           --         (132,986)
Management fees..............................     --           506,298       --          506,298
Intersegment revenue.........................     --           116,219       31,069      147,288
                                               ----------   -----------   ---------   ----------
TOTAL REVENUES                                 4,376,081       631,072      233,322    5,240,475
                                               ----------   -----------   ---------   ----------
EXPENSE ITEMS
Operating expenses...........................    284,904     2,634,955      505,009    3,424,868
Acquisition costs............................    186,802        --           --          186,802
Commitment fees..............................    151,233        --           --          151,233
Excess of loss facility......................     50,000        --           --           50,000
Losses and loss adjustment expenses..........    300,000        --           --          300,000
Intersegment expenses........................    116,219        31,069       --          147,288
                                               ----------   -----------   ---------   ----------
TOTAL EXPENSES...............................  1,089,158     2,666,024      505,009    4,260,191
                                               ----------   -----------   ---------   ----------
NET INCOME (LOSS)............................  3,286,923    (2,034,952)    (271,687)     980,284
                                               ----------   -----------   ---------   ----------

7. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 138, which the company is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of SFAS 133 on the company's financial statements will depend on a variety of factors, including

                                CGA GROUP, LTD.

future interpretative guidance from the FASB, and the volume of credit default swaps written by Commercial Guaranty Assurance. Management is currently evaluating those factors and their impact.

8. SUBSEQUENT EVENTS

     On October 31, 2000, Standard & Poor's, a major rating agency, announced that it had acquired Canadian Bond Rating Service, and that it would work to "harmonize" outstanding ratings from Canadian Bond Rating Service with those of Standard & Poor's. Although Canadian Bond Rating Service currently rates Commercial Guaranty Assurance's claims paying ability as "A++" (triple-A), Commercial Guaranty Assurance is not rated by Standard & Poor's. It is currently unclear what rating would be assigned to Commercial Guaranty Assurance by Standard & Poor's as a result of this harmonization process, or what action Commercial Guaranty Assurance might take in connection therewith. It is possible that the rating assigned by Standard & Poor's to Commercial Guaranty Assurance will be less than "Triple-A". It is also possible that Commercial Guaranty Assurance will request that Canadian Bond Rating Service withdraw its rating of Commercial Guaranty Assurance's claims paying ability. Although the results of either of these actions cannot be predicted with certainty, it is possible that a downgrade of Commercial Guaranty Assurance or a withdrawal of its rating by Canadian Bond Ratings Service/Standard & Poor's will adversely affect Commercial Guaranty Assurance's financial guaranty business and its ability to write further business, especially with respect to Canadian securitizations and transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of CGA Group's results of operations, financial condition, liquidity and capital resources as of and for the three months and nine months ended September 30, 2000. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in CGA Group's 1999 Annual Report on Form 10-K.

GENERAL

     CGA Group, Ltd., a holding company, was incorporated in Bermuda in June, 1996. CGA Group has two wholly-owned subsidiaries. Commercial Guaranty Assurance, Ltd., was incorporated in Bermuda in October, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Act"), which authorizes it to carry on insurance business of all classes in or from within Bermuda, subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Act. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. Commercial Guaranty Assurance's "claims paying ability", also referred to as its financial strength, is rated "Triple-A" or the equivalent by Fitch, a nationally recognized statistical rating organization with U.S. and worldwide operations, Dominion Bond Ratings Service and Canadian Bond Ratings Service Inc, two Canadian rating agencies, and Japan Rating and Investment Information, Inc., the largest credit rating agency in Japan, in each case the highest rating category assigned by each of these rating agencies.

     Commercial Guaranty Assurance's claims-paying ability had previously been rated "Triple A" by Duff & Phelps Credit Rating Agency. In April 2000, Fitch acquired and subsequently merged with Duff & Phelps, with Fitch as the surviving company. On June 2, 2000, Fitch placed Commercial Guaranty Assurance's "Triple-A" rating on general review, on the basis that Commercial Guaranty Assurance does not meet Fitch's minimum capital requirements of approximately $350 million of equity capital and $150 million in "soft" capital for a "Triple-A" financial strength rating. CGA Group has engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation to act as its exclusive financial advisor for the purpose of raising additional capital sufficient to meet Fitch's requirements. As of September 30, 2000, no additional capital had been raised. At this time, no assurances can be given as to whether CGA Group will be successful in raising any additional capital, or whether it will be able to raise sufficient capital to meet Fitch's requirements.

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

RESULTS OF OPERATIONS

     Total revenues for the quarter ended September 30, 2000 were $5.7 million, of which $3.5 million was from financial guaranty insurance premiums, $0.6 million was from investment management and advisory fees, and $2.3 million was from investment income, less $0.7 million from net realized losses on the sale of investments. Total revenues for the quarter ended September 30, 1999 were $5.1 million, of which $2.3 million was from financial guaranty insurance premiums, $0.5 million was from investment management and advisory fees, and $2.4 million was from investment income, less $0.1 million from net realized losses on the sale of investments.

     Total revenues for the nine months ended September 30, 2000 were $17.2 million, compared to $17.4 million for the nine months ended September 30, 1999. The $0.2 million decrease is primarily attributable to the $1.6 million of realized losses incurred on the sale of investments during the nine months ended September 30, 2000.

     Commercial Guaranty Assurance's revenue growth has slowed as a result of its "Triple A" rating being under review by Fitch. Commercial Guaranty Assurance has limited its efforts to write new insurance policies within certain lines of business until the capital raising and rating review process is complete.

  Premiums

     Net premiums earned in the quarter ended September 30, 2000 were derived from $3.3 million of gross premiums written, of which $0.1 million were ceded under reinsurance agreements. Net premiums earned in the quarter ended September 30, 1999 were derived from $3.3 million of gross premiums written, of which $1.1 million were ceded under reinsurance agreements. The $1.0 million increase in net premiums written during the three months ended September 30, 2000 compared to September 30, 1999 resulted from the decrease in ceded premiums as well as net insurance in force increasing from $2.0 billion at September 30, 1999 to $2.3 billion at September 30, 2000, offset by a 30.5% premium discount provided to three subsidiaries of St. George Holdings, Ltd. This premium discount totaled $0.5 million for the quarter ended September 30, 2000. The discount was provided to assist clients which are continuing to resolve liquidity issues that arose during the fourth quarter of 1998.

     Ceded premiums for the three months ended September 30, 2000 were $0.1 million, compared to $1.1 million for the three months ended September 30, 1999. The decrease of approximately $1.0 million is a result of a $0.9 million charge during the quarter ended September 30, 1999, which represented the recognition of a portion of the prepaid reinsurance premium related to the Commercial Financial Services securities. As a result of a claim payment in September 1999 relating to the Commercial Financial Services securities of approximately $45.1 million by Commercial Guaranty Assurance's reinsurer, the reinsured exposure decreased from $126.4 million to $33.2 million, thereby requiring recognition of the $0.9 million charge. Commercial Guaranty Assurance paid an up-front premium of $1.3 million for the reinsurance in October 1998.

  Insurance in force

     The amount of Commercial Guaranty Assurance's insured portfolio was $2.3 billion net par as of September 30, 2000. The weighted average term of the insured securities at September 30, 2000 is approximately 7.6 years. The following table shows the net par insured obligations at September 30, 2000 and December 31, 1999, by asset type:

                                                                 2000         1999
                         ASSET TYPE                           (IN 000'S)   (IN 000'S)
                         ----------                           ----------   ----------
Auto........................................................  $   13,066   $   26,158
Commercial loan and bond obligations........................     398,585      327,335
Commercial mortgage-backed securities.......................     545,075      614,217
Corporate asset-backed securities...........................     162,125      147,490
Credit card receivables.....................................     156,094      165,997
Equipment...................................................      13,860       17,111
Future flows................................................      26,959       55,463
Home equity loans...........................................     349,440      374,280
Real estate investment trust debt...........................     191,639      256,774
Real estate investment trust preferred stock................      70,000       70,000
Sovereign debt..............................................      90,000       90,000
Other consumer asset-backed securities......................     293,651       89,640
                                                              ----------   ----------
     Total..................................................  $2,310,494   $2,234,465
                                                              ==========   ==========

     The following table presents the credit ratings of the above assets, as assigned by one or more nationally recognized credit rating agencies, based on net par outstanding at September 30, 2000 and December 31, 1999:

                                                              2000   1999
                                                              ----   ----
"AAA".......................................................    3%     4%
"AA"........................................................   12%     2%
"A".........................................................   30%    25%
"BBB".......................................................   44%    58%
"BB"........................................................   10%     9%
Not rated...................................................    1%     2%
                                                              ----   ----
     Total..................................................  100%   100%
                                                              ====   ====

     Insurance in force decreased by $389.2 million during the third quarter of 2000 primarily as a result of a resecuritization by clients of Commercial Guaranty Assurance. The resecuritization resulted in the net sale of $334 million of assets that had been held within investment vehicles whose credit facilities were insured by Commercial Guaranty Assurance

  Investment income

     Net investment income was $2.3 million for the quarter ended September 30, 2000 and $2.4 million for the same period in 1999. Net investment income was $6.9 million for the nine months ended September 30, 2000 and $6.4 million for the same period in 1999. The value of investments and cash equivalents at September 30, 2000 was $151 million, compared to $145 million at September 30, 1999. The average yield to maturity at September 30, 2000 on the investment portfolio was 6.7%, compared with an average yield to maturity of 6.5% as of September 30, 1999.

     Unrealized losses on the investment portfolio as of September 30, 2000 were $2.8 million, compared to $6.5 million of unrealized losses as of December 31, 1999. During the nine months ended September 30, 2000, several securities were sold which resulted in approximately $1.6 million of unrealized losses at December 31, 1999 being realized during the period. Yields on U.S. Treasuries with comparative maturities decreased by approximately 30 basis points during the quarter ended September 30, 2000, which resulted in the reduction of unrealized losses.

  Management fees

     Management fees earned for the quarter ended September 30, 2000 were $0.6 million, compared with the same period in 1999 of $0.5 million. At September 30, 2000 the par value of CGA Investment Management's assets under management was $3.0 billion compared with $2.0 billion at September 30, 1999. The increase in management fees attributable to the increase in assets under management is offset by the discounts given to the St. George subsidiaries.

  Operating expenses

     Operating expenses for the quarter ended September 30, 2000 were $3.2 million, compared to $3.4 million for the quarter ended September 30, 1999. Operating expenses for the nine months ended September 30, 2000 were $10.2 million, compared with $9.9 million for the same period in 1999. These costs are primarily personnel, legal, and administrative.

  Losses and loss adjustment expenses

     As of September 30, 2000, cumulative claim payments made in respect of the securities originated and serviced by Commercial Financial Services total $150.7 million, of which $115.2 million was covered by reinsurance. At September 30, 2000, Commercial Guaranty Assurance's gross remaining exposure to these securities is approximately $34 million, of which $26 million is covered by reinsurance, resulting in a net remaining exposure of $8 million.

     In April 2000, Commercial Guaranty Assurance elected to pay a $2.6 million claim in connection with a "Triple-B" rated tranche of a home equity loan securitization owned by a subsidiary of St. George Holdings, Ltd. Based on its ongoing surveillance, Commercial Guaranty Assurance concluded that this security was no longer investment grade risk and consequently, as insurer of the subsidiary's liabilities, Commercial Guaranty Assurance directed CGA Investment Management, as investment advisor to the subsidiary, to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in the case basis reserve at March 31, 2000. The claim payment of $2.6 million was made on April 27, 2000. As a result of this claim, a clause in the contract is triggered whereby Commercial Guaranty Assurance will be entitled to a share in the return on the underlying assets to partially mitigate this loss which is settled monthly as subrogation. In the quarter ended September 30, 2000, approximately $83,000 was received under this clause, and $0.2 million has been received in total. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management is currently recording these recoveries as reported.

     The balance of Commercial Guaranty Assurance's case basis reserves is approximately $0.3 million at September 30, 2000, which represents the balance of expected loss adjustment expenses relating to the Commercial Financial Services securities.

  Preferred dividends

     For the quarter ended September 30, 2000, the pay-in-kind dividends on preferred stock and accretion on preferred stock totaled $3.4 million, compared to $3.0 million for the quarter ended September 30, 1999.

SUMMARY OF OPERATING SEGMENTS

     CGA Group has two reportable segments, Commercial Guaranty Assurance and CGA Investment Management. Commercial Guaranty Assurance issues financial guaranty insurance policies and CGA

Investment Management provides investment management and advisory services. The tables below present selected financial information for each of the operating segments:

     As of and for the nine months ended September 30, 2000:

                                   COMMERCIAL        CGA
                                    GUARANTY     INVESTMENT
                                   ASSURANCE     MANAGEMENT     OTHER(A)        TOTAL
                                  ------------   -----------   -----------   ------------
REVENUES
Net premiums earned.............  $ 10,162,954   $        --   $        --   $ 10,162,954
Net investment income...........     6,701,661        39,463       130,755      6,871,879
Net realized losses.............    (1,620,040)           --            --     (1,620,040)
Management fees.................            --     1,758,641            --      1,758,641
Intersegment revenue(b).........            --       388,593       725,301      1,113,894
                                  ------------   -----------   -----------   ------------
TOTAL REVENUES..................    15,244,575     2,186,697       856,056     18,287,328
                                  ------------   -----------   -----------   ------------
EXPENSE ITEMS
Operating expenses..............     1,116,001     7,851,274     1,227,311     10,194,586
Acquisition costs...............       730,703            --            --        730,703
Commitment fees.................       450,000            --            --        450,000
Excess of loss facility.........       150,000            --            --        150,000
Losses and loss adjustment
  expenses......................     3,592,950            --            --      3,592,950
Intersegment expenses...........       388,593       725,301            --      1,113,894
                                  ------------   -----------   -----------   ------------
TOTAL EXPENSES..................     6,428,247     8,576,575     1,227,311     16,232,133
                                  ------------   -----------   -----------   ------------
NET INCOME (LOSS)...............     8,816,328    (6,389,878)     (371,255)     2,055,195
                                  ------------   -----------   -----------   ------------
ASSETS
TOTAL ASSETS....................  $171,059,506   $ 3,240,985   $23,576,866   $197,877,357
                                  ============   ===========   ===========   ============

---------------
(a) The "other" segment is comprised of CGA Group, Ltd., the holding company, which does not meet any of the quantitative thresholds for determining a reportable segment.

(b) Intersegment revenues are comprised of interest on intercompany loans and surveillance fees.

     As of and for the nine months ended September 30, 1999:

                                   COMMERCIAL        CGA
                                    GUARANTY     INVESTMENT
                                   ASSURANCE     MANAGEMENT     OTHER(A)        TOTAL
                                  ------------   -----------   -----------   ------------
REVENUES
Net premiums earned.............  $  8,887,662   $        --   $        --   $  8,887,662
Net investment income...........     5,938,658        48,503       412,318      6,399,479
Net realized losses.............        (2,106)           --            --         (2,106)
Management fees.................            --     2,130,353            --      2,130,353
Intersegment revenue............            --       235,008       149,425        384,433
                                  ------------   -----------   -----------   ------------
TOTAL REVENUES..................    14,824,214     2,413,864       561,743     17,799,821
                                  ------------   -----------   -----------   ------------
EXPENSE ITEMS
Operating expenses..............       901,205     7,766,816     1,272,027      9,940,048
Acquisition costs...............       502,056            --            --        502,056
Commitment fees.................       451,233            --            --        451,233
Excess of loss facility.........       150,000            --            --        150,000
Losses and loss adjustment
  expenses......................     8,050,000            --            --      8,050,000
Intersegment expenses...........       235,008       149,425            --        384,433
                                  ------------   -----------   -----------   ------------
TOTAL EXPENSES..................    10,289,502     7,916,241     1,272,027     19,477,770
                                  ------------   -----------   -----------   ------------
NET INCOME (LOSS)...............     4,534,712    (5,502,379)     (710,284)    (1,677,949)
                                  ------------   -----------   -----------   ------------
ASSETS
TOTAL ASSETS....................  $161,505,812   $ 2,440,128   $15,916,996   $179,862,936
                                  ============   ===========   ===========   ============

LIQUIDITY AND CAPITAL RESOURCES

     Commercial Guaranty Assurance's investment portfolio, which is managed by Alliance Capital Management Corporation, is available to fund the liquidity needs of Commercial Guaranty Assurance and to provide intercompany loans to CGA Group. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher by a nationally recognized rating agency and are denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. As of September 30, 2000, the duration of the portfolio was 3.2 years. The investment portfolio had a return of 3.14% for the quarter ended September 30, 2000, while the Merrill Lynch Eurodollar High Quality 3-5 year Index, against which CGA Group's investment portfolio is measured, returned 3.25%.

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

     CGA Investment Management required additional funding for operations from CGA Group during the quarter ended September 30, 2000 totaling $4.45 million. Intercompany loans between CGA Group and CGA Investment Management bear interest at a rate of 6% per annum with interest paid annually. CGA Investment Management is expected to require additional funding in 2000 while it continues to build its assets under management to generate sufficient fee income to cover its operations.

     On a consolidated basis, CGA Group used $6.9 million of cash from operating activities during the nine months ended September 30, 2000, compared to using $21.4 million for the nine months ended September 30, 1999. Cash flows from operations are affected by claim payments, which due to the nature of CGA Group's operations, may comprise large loss payments on a limited number of claims and therefore can fluctuate significantly from period to period.

     CGA Group used $2.0 million of net cash in investing activities during the nine months ended September 30, 2000, compared to $26.2 million in the first nine months of 1999.

     In March 1999, CGA Group sold Series C Preferred Stock for net proceeds of approximately $50 million which were invested in fixed maturity securities. During the nine months ended September 30, 1999, Commercial Guaranty Assurance paid claims in respect of Commercial Financial Services in the amount of $27.9 million, which necessitated the sale of fixed maturity securities.

     Commercial Guaranty Assurance has a $20 million excess of loss reinsurance facility agreement and may also arrange reinsurance on an as needed basis to manage its exposure. CGA Group also has commitments which expire June 17, 2002, from certain institutional shareholders to purchase an aggregate of $60 million of Series B preferred stock which would pay quarterly dividends in kind at 7% per annum. Should those commitments be called upon, the proceeds would likely be used to increase the capital of Commercial Guaranty Assurance. The commitments must be funded in the event that Fitch notifies CGA Group at least 45 days prior to June 17, 2002 that Commercial Guaranty Assurance's rating will otherwise be downgraded below a "Triple-A" rating. On June 2, 2000 Fitch announced that it was placing Commercial Guaranty Assurance's "Triple-A" rating on general review, on the basis that Commercial Guaranty Assurance does not meet Fitch's minimum capital requirements of approximately $350 million of equity capital and $150 million in "soft" capital for a "Triple-A" financial strength rating. CGA Group has engaged the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation to act as its exclusive financial advisor for the purpose of raising additional capital sufficient to meet Fitch's requirements. As of September 30, 2000, no such additional capital had been raised. At this time, no assurances can be given as to whether CGA Group will be successful in raising any additional capital, or whether it will be able to raise sufficient capital to meet Fitch's requirements.

     At September 30, 2000, Commercial Guaranty Assurance's claims paying resources were $231.4 million, compared to $227.8 million at September 30, 1999.

     On October 31, 2000, Standard & Poor's, a major rating agency, announced that it had acquired Canadian Bond Rating Service, and that it would work to "harmonize" outstanding ratings from Canadian Bond Rating Service with those of Standard & Poor's. Although Canadian Bond Rating Service currently rates Commercial Guaranty Assurance's claims paying ability as "A++" (triple-A), Commercial Guaranty Assurance is not rated by Standard & Poor's. It is currently unclear what rating would be assigned to Commercial Guaranty Assurance by Standard & Poor's as a result of this harmonization process, or what action Commercial Guaranty Assurance might take in connection therewith. It is possible that the rating assigned by Standard & Poor's to Commercial Guaranty Assurance will be less than "Triple-A". It is also possible that Commercial Guaranty Assurance will request that Canadian Bond Rating Service withdraw its rating of Commercial Guaranty Assurance's claims paying ability. Although the results of either of these actions cannot be predicted with certainty, it is possible that a downgrade of Commercial Guaranty Assurance or a withdrawal of its rating by Canadian Bond Ratings Service/Standard & Poor's will adversely affect Commercial Guaranty Assurance's financial guaranty business and its ability to write further business, especially with respect to Canadian securitizations and transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 138, which CGA Group is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of SFAS 133 on CGA Group's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, and the volume of credit default swaps written by Commercial Guaranty Assurance. Management is currently evaluating those factors and their impact.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report on Form 10-Q or any other written or oral statements made by or on behalf of CGA Group may include forward-looking statements which reflect CGA Group's current views with respect to future events and financial performance. The forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail herein and in other documents filed by CGA Group with the Securities and Exchange Commission) include, but are not limited to, (i) financial difficulties encountered by an insured of CGA Group's insurance company subsidiary, (ii) uncertainties relating to government and regulatory policies (such as subjecting the company and/or its subsidiaries to insurance regulation or taxation in additional jurisdictions), (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) the risks relating to the claims-paying ability rating of CGA Group's insurer subsidiary,
(vi) loss of the services of any of CGA Group's executive officers, (vii) changing rates of inflation and other economic conditions (viii) ability to collect reinsurance recoverables, (ix) developments in global financial markets which could affect CGA Group's investment portfolio, and (x) risks associated with the development of new products and services. The words "believe", "anticipate", "considered to be", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

    (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the three months ended September 30, 2000.

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

                                          CGA GROUP, LTD.
                                          Registrant

                                          /s/ JAMES R. REINHART
                                          --------------------------------------
                                               JAMES R. REINHART
                                             CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

Date:  November 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
     27.1        Financial Data Schedule