Form 10-K
period 2000-12-31
CGA GROUP LTD
filed 2001-04-12
CIK 1049632

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM________ TO________

                        COMMISSION FILE NUMBER: 001-49632

                                    ---------

                                 CGA GROUP, LTD.

             (Exact Name of Registrant as Specified in its Charter)

                                    ---------

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of common stock, par value $0.01 per share of CGA Group, Ltd. held by non-affiliates of the Registrant on March 30, 2001 was approximately $25 million. As of March 30, 2001, 28,005,648 shares of Common Stock, $0.01 par value per share, 4,209,057 shares of Series A Cumulative Voting Preference Shares, $0.01 par value per share, and 44,971,346 shares of Series C Cumulative Voting Preference Shares, $0.01 par value per share, were outstanding.

================================================================================

                                 CGA GROUP, LTD.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                    ---------

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.   Business .....................................................      1

Item 2.   Properties ...................................................     17

Item 3.   Legal Proceedings ............................................     17

Item 4.   Submission of Matters to a Vote of Security Holders ..........     17


PART II

Item 5.   Market for the Company's Common Equity and Related
            Stockholder Matters ........................................     18

Item 6.   Selected Financial Data ......................................     18

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................     19

Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk ................................................     29

Item 8.   Financial Statements and Supplementary Data ..................     33

Item 9.   Changes in and Disagreements With Accountants On
            Accounting and Financial Disclosure ........................     33


PART III

Item 10.  Directors and Executive Officers of the Registrant ...........     34

Item 11.  Executive Compensation .......................................     38

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management .................................................     40

Item 13.  Certain Relationships and Related Transactions ...............     45


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            On Form 8-K ................................................     46

Signatures .............................................................     47

Index to Financial Statements and Schedules ............................     48

Independent Auditors' Report On Financial Statements ...................     49

Financial Statements and Schedules .....................................     50

Index to Exhibits ......................................................     75

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


                                     PART I

ITEM 1. BUSINESS.

     CGA Group, Ltd. (the "Company") is a holding company incorporated in Bermuda with limited liability. The Company, through its primary and wholly owned subsidiary Commercial Guaranty Assurance, Ltd., a Bermuda insurance company, provides financial guaranty insurance of structured securities, including commercial real estate backed securities and asset backed securities. Commercial Guaranty Assurance also provides financial guaranty insurance of other securities, where its senior management team has expertise and credit enhancement opportunities are deemed attractive.

     The Company also provides investment management and investment advisory services to investment vehicles and other clients. These services are provided through the Company's other wholly owned subsidiary, CGA Investment Management, Inc., a Delaware corporation that is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

     The primary clients of Commercial Guaranty Assurance and CGA Investment Management are St. George Holdings, Ltd., a Cayman Islands limited liability company and its subsidiaries, and Cobalt Holdings LLC, a Delaware limited liability company and its subsidiaries. Most of Commercial Guaranty Assurance's premiums and CGA Investment Management's management fees originate from St. George and Cobalt.

OVERVIEW

     The Company was formed with the objective of combining the capital markets expertise of investment banking with the structured finance expertise of a financial guarantor, and applying these complementary skill sets to areas of the structured finance markets which the Company's management believe are underserved. To this end the Company, through its operating subsidiaries Commercial Guaranty Assurance and CGA Investment Management, provides credit enhancement and investment management expertise to issuers and investors who participate in the asset backed and commercial real estate securitization markets.

     The Company primarily focuses on providing credit enhancement on "Triple-B" and "Single-A" rated asset backed and commercial mortgage backed securities. The Company's business platform permits it to act either as a financial guarantor of these securities through insurance provided by Commercial Guaranty Assurance, or as an investor in these securities through special purpose companies managed by CGA Investment Management.

     The main office address of the Company and Commercial Guaranty Assurance is at Craig Appin House, 8 Wesley Street, Hamilton HM 11 Bermuda. The main office address of CGA Investment Management is at 17 State Street, New York, New York 10004.

COMMERCIAL GUARANTY ASSURANCE, LTD.

     Commercial Guaranty Assurance is an insurance company incorporated in Bermuda with limited liability. Commercial Guaranty Assurance was incorporated on October 16, 1996, and commenced operations in June 1997. Commercial Guaranty Assurance is licensed as a Class 3 insurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations.

     Commercial Guaranty Assurance's principal business is the issuance of financial guaranty insurance policies, which are insurance policies that guarantee the timely payment of interest, principal and other amounts payable in respect of notes, bonds, securities and other financial obligations. In the event the issuer of the insured note, bond, security or other financial obligation were to default on its payment obligations, Commercial Guaranty Assurance would make the defaulted payments, generally in accordance with the original payment schedule of the insured obligation. Financial guaranty insurance policies are unconditional, irrevocable and non-cancelable.

     Commercial Guaranty Assurance's claims-paying ability (also referred to as its financial strength) is rated "Triple-A" or the equivalent by Dominion Bond Rating Service Limited and Canadian Bond Rating Service Inc., the two principal Canadian rating agencies, and by Japan Rating & Investment Information Inc., the leading Japanese rating agency. Commercial Guaranty Assurance's financial strength rating was lowered from "AAA" to "AA" (on Rating Watch Negative) by Fitch, Inc., a nationally recognized statistical rating organization with U.S. and international operations, on March 14, 2001 (see Item 1--"Recent Events").

     As of December 31, 2000, Commercial Guaranty Assurance's ratings were supported by an aggregate of approximately $247 million in claims-paying resources, consisting of (i) approximately $163 million in statutory capital,
(ii) approximately $4 million of other resources, (iii) an irrevocable capital commitment on the part of certain existing shareholders of the Company to purchase an aggregate of $60 million in Series B preferred shares of the Company under certain circumstances and (iv) a $20 million excess of loss insurance policy provided by ACE Capital Re Overseas Ltd. (formerly known as KRE Reinsurance Ltd.), an indirect wholly owned subsidiary of ACE, Ltd. (a shareholder of the Company). As a result of Fitch's downgrade of Commercial Guaranty Assurance's financial strength rating, the Company has notified all relevant shareholders that the full $60 million of their capital commitments must be funded by April 23, 2001 (see Item 1--"Capital Commitments").

     As a Bermuda domiciled insurance company, Commercial Guaranty Assurance does not write insurance or otherwise conduct or transact insurance business in the United States or any other jurisdiction where it is not authorized to do so. Commercial Guaranty Assurance's insurance may only be obtained through unaffiliated non-U.S. insurance brokers and consultants on a direct-placement basis. All negotiations with, and issuances of policies by, Commercial Guaranty Assurance take place in Bermuda or other locations outside of the United States.

CREDIT ENHANCEMENT BUSINESS

     The fundamental business proposition of all financial guarantors is to elevate lower rated securities to a higher rating level. Issuers of lower-rated securities purchase financial guaranty insurance policies to increase the rating of such securities, thereby reducing their borrowing costs and/or increasing the liquidity of their securities. In turn, the financial guarantor collects a premium (payable either upon issuance of its policy or periodically in installments) from the savings resulting from the improved trading levels of the guaranteed securities.

     Generally, an issuer will purchase a financial guaranty insurance policy to increase the ratings of its securities only when the yield on the uninsured security exceeds the sum of:

     (i)  the annual premium rate charged to upgrade the security,

     (ii) the yield on the same security when enhanced, and

     (iii) some incentive or "savings" for the issuer.

     Therefore, the ability of a financial guarantor to sell its credit enhancement is a function of the credit spreads available in a market (the difference, for example, in the yield of a security without insurance and the yield of a similar security with insurance), the trading level achieved as a result of the guaranty policy, and the premium charged for the insurance.

     Commercial Guaranty Assurance focuses on providing guarantees on "Triple-B" and "Single-A" rated securities in the asset backed and commercial real estate securities markets through:

          (i) writing direct guarantees (DIRECT INSURANCE) on asset backed securities, mortgage backed securities, commercial mortgage backed securities, senior securities issued by REITs (real estate investment trusts), and other structured securities, in both the new issue and secondary markets, and

          (ii) guaranteeing the loan repayment obligations (such as medium term notes, commercial paper, total rate of return swaps, etc.) of special purpose companies which invest in these types of securities (INDIRECT INSURANCE).

     Commercial Guaranty Assurance targets relatively mature asset classes within the structured finance capital markets which management believes will provide both repeat transactions and above average risk adjusted returns. Unlike corporate debt obligations, the structured finance obligations targeted by Commercial Guaranty Assurance are generally overcollateralized, secured by diverse pools of assets, have exposure to a diverse pool of obligors, and demonstrate reasonably predictable expected loss and repayment patterns based upon historical asset and obligor performance.

ZERO-LOSS UNDERWRITING STANDARD

     Commercial Guaranty Assurance attempts to underwrite all risks insured by it to a "zero loss" standard--that is, all obligations insured by Commercial Guaranty Assurance are required to be structured with sufficient levels of excess collateral or other first loss protection so that Commercial Guaranty Assurance anticipates no losses on each risk insured, even under stress case scenarios, without regard to the premium collected thereon or the investment income related thereto. To this end, each policy written by Commercial Guaranty Assurance is required to meet the criteria specified in the underwriting guidelines adopted by its Board of Directors. Commercial Guaranty Assurance is able to deviate from such guidelines on a case-by-case basis only in accordance with procedures established by its Board of Directors. There can be no assurance, however, that Commercial Guaranty Assurance will not incur losses with respect to such insured obligations. Notwithstanding the foregoing, Commercial Guaranty Assurance understands that on a portfolio-wide basis, some losses will be incurred. Commercial Guaranty Assurance has established a general reserve to cover such contingencies.

     Commercial Guaranty Assurance's underwriting guidelines are intended to provide multiple layers of loss protection. Structured securities and other obligations insured by Commercial Guaranty Assurance are generally backed by pools of assets having reasonably predictable cash flows. These securities typically provide for one or more forms of overcollateralization (such as excess collateral, excess cash flow, excess "spread" or reserves) or third-party protections (such as bank letters of credit, guarantees, net worth maintenance agreements or reinsurance policies). On a transaction by transaction basis, overcollateralization or third-party protections which assume the primary risk of financial loss are used to protect Commercial Guaranty Assurance against losses. Overcollateralization or third-party protections may not, however, be required in transactions in which Commercial Guaranty Assurance is insuring the obligations of certain highly rated issuers that typically are regulated by governmental agencies or have implied or explicit government support, or sovereign credits.

     Commercial Guaranty Assurance manages its exposure on an ongoing basis and is currently monitored by Fitch, Dominion Bond Rating Service, Canadian Bond Rating Service and Japan Rating and Investment Information to ensure that it is operating in a manner consistent with the requirements of these ratings agencies.

INSURED BOOK OF BUSINESS

     Commercial Guaranty Assurance focuses on insuring the "Single-A" and "Triple-B" rated classes or tranches of asset backed securities, mortgage backed securities, commercial mortgage backed securities, senior debt of REITs and other structured securities. Commercial Guaranty Assurance also provides financial guarantees to insure the liabilities of special purpose companies which invest in these securities. As of December 31, 2000, Commercial Guaranty Assurance's four largest exposures by asset type were to:

          (i) Consumer Asset Backed Securities--which include home equity loans, credit card subordinated tranches and auto loans, and

          (ii) Commercial Mortgage Backed Securities,

          (iii) Corporate Asset Backed Securities--which includes collateralized debt and loan obligations and equipment leasing,

          (iv) Senior REIT securities.

     Each of these asset types is briefly described below.

     CONSUMER ASSET BACKED SECURITIES--HOME EQUITY LOANS. Home equity loans are generally first-lien residential mortgage loans made to borrowers who do not qualify for agency conforming loans due to credit reasons, lack of income documentation, higher debt to income ratios, or non-standard property type (such as investment properties). Home equity loan securitizations are backed by highly diversified pools of such loans. As of December 31, 2000, Commercial Guaranty Assurance had a total of $339.3 million in exposure to securities backed by home equity loans. The home equity loan backed securities insured by Commercial Guaranty Assurance are predominately "Triple-B" rated classes of multi-class issuances (79% "Triple-B", 15% "Single-A", 3% "Double-A", and 3% "Double-B"). The weighted average life of the home equity loan backed securities insured by Commercial Guaranty Assurance is approximately four years.

     COMMERCIAL MORTGAGE BACKED SECURITIES are securities collateralized by loans that are secured by mortgages on commercial real estate. The commercial mortgage backed securities are repaid by the principal and interest collected on the underlying mortgage loans. As of December 31, 2000, Commercial Guaranty Assurance had a total of $518.8 million in exposure to commercial mortgage backed securities. The commercial mortgage backed securities insured by Commercial Guaranty Assurance are predominately "Triple-B" rated classes of multi-class issuances (44% "Triple-B", 43% "Single-A", 9% "Double-A" and 4% "Double-B"). Commercial mortgage backed securities are backed by diversified (by property type, obligor and geography) pools of commercial mortgages. Property types typically include office buildings, multi-family housing, industrial properties, warehouses and hotels. Most of the commercial mortgage backed securities insured by Commercial Guaranty Assurance have been rated by two or more rating agencies. These commercial mortgage backed securities consist primarily of fixed rate long term (10-11 years) assets, but the book also has a growing amount of shorter (3-5 year average life) floating rate assets.

     CORPORATE ASSET BACKED SECURITIES--COLLATERALIZED DEBT AND LOAN OBLIGATIONS. Collateralized debt and loan obligations are securities backed by diversified (by obligor and industry) pools of high yield corporate bonds and/or bank loans. As of December 31, 2000, Commercial Guaranty Assurance had a total of $350 million in exposure to collateralized debt and loan obligations. The majority of the collateralized debt and loan obligations insured by Commercial Guaranty Assurance are "Triple-B" rated classes of multi-class issuances (62% "Triple-B", 19% "Single-A", 14% "Triple-A", 2% "Double B", and 3% not rated). All of these collateralized debt and loan obligations are rated by either Moody's Investors Service, Inc. or by Fitch, and in some instances by both. The weighted average life of the collateralized debt and loan obligations insured by Commercial Guaranty Assurance is approximately ten years.

     REIT SENIOR SECURITIES. REITs are typically public companies that own real estate but are structured to qualify for what is in effect an exemption from U.S. income tax as long as certain conditions are met. REITs invest in all segments of the commercial real estate market, but generally each REIT focuses on a specific property type or market niche. The REITs targeted by Commercial Guaranty Assurance are public companies with a market capitalization of over $1 billion that own portfolios of apartment buildings, office buildings, retail or industrial properties and that are generally well diversified geographically. As of December 31, 2000, Commercial Guaranty Assurance had a total of $267 million in REIT exposure. The REIT securities insured by Commercial Guaranty Assurance are of three types: (i) senior unsecured debt issued by the REIT (64%); (ii) a pool policy and a subordinated note backed by a diversified pool of senior REIT debt (12%); and (iii) REIT preferred stock (24%). All of the senior unsecured REIT debt is rated by Standard & Poor's and Moody's, and most are rated by a third rating agency. Commercial Guaranty Assurance's REIT exposure is comprised of: (i) short dated (approximately 8 years and shorter) senior REIT debt; (ii) perpetual REIT preferred and 30 year subordinated notes; and (iii) a 30 year pool policy and two five year default swaps.

INSURANCE IN FORCE

     The following tables show Commercial Guaranty Assurance's net par outstanding insured obligations (after reinsurance) at December 31, 2000 by asset type and by credit rating:


     ASSET TYPE                                   U.S.$ THOUSANDS     PERCENTAGE
     ----------                                   ---------------     ----------
     Consumer Asset Backed Securities
      (includes home equity loans and
      credit card subordinated tranches) ......      $  777,720            35%
     Commercial Mortgage Backed Securities ....         518,770            23%
     Corporate Asset Backed Securities
      (includes collateralized debt and
      loan obligations) .......................         471,324            21%
     REIT Debt ................................         201,638             9%
     Corporate ................................          90,219             4%
     Sovereign ................................          90,000             4%
     REIT Preferred ...........................          65,000             3%
     Residual Value ...........................          11,165             1%
                                                     ----------           ---
       Total ..................................      $2,225,837           100%
                                                     ==========           ===

     CREDIT RATING                                U.S.$ THOUSANDS     PERCENTAGE
     -------------                                ---------------     ----------
     "AAA" ....................................      $   89,937             4%
     "AA" .....................................         317,193            14%
     "A" ......................................         569,654            26%
     "BBB" ....................................         997,238            45%
     "BB" .....................................         229,865            10%
     Not Rated ................................          21,949             1%
                                                     ----------           ---
       Total ..................................      $2,225,837           100%
                                                     ==========           ===

BERMUDA DOMICILE

     Bermuda is recognized internationally as a leading center for the transaction of insurance and reinsurance business. The Bermuda insurance market is known for its innovative and sophisticated approach to risk management, which has helped it to continue to attract new capital. As of December 31, 2000, there were over 1,500 insurance companies and insurance captives domiciled in Bermuda, which have in the aggregate over $50 billion in capital. The holding companies of a number of the largest Bermuda insurance and reinsurance companies are listed on the New York Stock Exchange and other major exchanges. The international business community in Bermuda includes subsidiary operations of more than three-quarters of the "Fortune 500". Insurance companies in Bermuda are supported by a highly developed social and business infrastructure, including skilled personnel, a strong international banking system and information technology of the highest quality. Favorable tax treatment, supervision by one regulatory body (as compared with the United States, where insurance companies are regulated on a state by state basis) and Bermuda's proximity to the United States are also key advantages.

INVESTMENT PORTFOLIO

     Commercial Guaranty Assurance invests its capital, premiums received from its insurance business, and earnings thereon in an investment portfolio. This investment portfolio is Commercial Guaranty Assurance's primary source of claims-paying ability. Commercial Guaranty Assurance manages its investment portfolio with the objectives of protecting its claims-paying ability ratings, maintaining a high level of liquidity, making investments in U.S. dollar denominated securities which generate non-U.S. source income, and within these constraints, obtaining market level long-term total returns. Commercial Guaranty Assurance's investment guidelines are consistent with these objectives.

     All of Commercial Guaranty Assurance's investments must comply with investment guidelines adopted by its Board of Directors. The minimum rating level for an investment is at least "Double-A minus" or the equivalent by a nationally recognized credit rating agency. No investment is allowed if the investment would generate U.S. source income to Commercial Guaranty Assurance.

     The investment manager for Commercial Guaranty Assurance is Alliance Capital Management Corporation ("Alliance"). Subject to the investment guidelines determined by Commercial Guaranty Assurance's Board of Directors, Alliance has discretion to, among other things, buy, sell, retain, or exchange investments. Alliance has entered into an investment management agreement with Commercial Guaranty Assurance, which is terminable by either party upon 30 days' written notice.

     The following tables summarize Commercial Guaranty Assurance's investments by country and by type of debt security, in each case as of December 31, 2000:


        COUNTRY           PERCENTAGE        TYPE                PERCENTAGE
        -------           ----------        ----                ----------
        Supranational         22%           Banking                  50%
        Germany               20%           Financial                23%
        Netherlands           13%           Industrial               11%
        Japan                  8%           Sovereign                11%
        France                 6%           Public Utilities          3%
        United Kingdom         5%           Corporate                 2%
        Canada                 3%                                   ---
        Other                 23%           TOTAL                   100%
                             ---                                    ===
        TOTAL                100%
                             ===


     At December 31, 2000, Commercial Guaranty Assurance's investment portfolio of approximately $157 million consisted of investments rated at least "Double-A minus" or higher, with an average yield to maturity of 5.97% and an average duration of 3.16 years.

     At December 31, 2000, Commercial Guaranty Assurance's portfolio held over eighty different securities, of which each comprised less than 3% of the portfolio. The largest concentration of securities from a single issuer held by the portfolio is 8.4%.

RISK MANAGEMENT

     The primary risk assumed by Commercial Guaranty Assurance when it issues an insurance policy is the credit risk taken in respect of the insured obligation. Commercial Guaranty Assurance assumes credit risk both when it guarantees a security directly, and when it guarantees the liabilities of investment vehicles which invest in these securities. The most significant mitigant to credit risk is proper credit underwriting. All securities and other financial obligations proposed to be insured by Commercial Guaranty Assurance, whether directly (as when Commercial Guaranty Assurance issues an insurance policy guaranteeing an individual asset) or indirectly (as when Commercial Guaranty Assurance guarantees the liabilities of an investment vehicle), are subjected to an intensive credit underwriting process. As described above, Commercial Guaranty Assurance attempts to underwrite all risks insured by it to a "zero loss" standard. A zero loss standard means that all obligations insured by Commercial Guaranty Assurance are structured with sufficient levels of "first loss" credit protection so that Commercial Guaranty Assurance expects no losses on any insured obligation, even under stress scenarios. Notwithstanding the foregoing, the Company understands that on a portfolio-wide basis, some losses will be incurred. Commercial Guaranty Assurance has established a general reserve to cover such contingencies.

     The actual process of underwriting new transactions follows several steps. The proposed transactions are typically received by Commercial Guaranty Assurance from Bermuda based brokers. Commercial Guaranty Assurance then performs a quantitative and qualitative risk assessment that includes stress testing the transaction to a zero-loss standard, a review of the economic rationale and the motivation of participants, an analysis of relative value and a legal review of the transaction structure. As part of the risk assessment process, Commercial Guaranty Assurance also performs an economic analysis of each transaction, including a review of the proposed pricing relative to credit spreads for similar assets available in the market and the return on equity to Commercial Guaranty Assurance based on capital charges assessed by Fitch.

     Those transactions that meet Commercial Guaranty Assurance's zero loss underwriting standard and risk adjusted return on equity requirements are then reviewed by Commercial Guaranty Assurance's Underwriting

Committee before Commercial Guaranty Assurance issues any insurance policy or commitment. In addition, Commercial Guaranty Assurance provides written summaries of all insured transactions to Fitch and the other rating agencies that rate its claims-paying ability. Finally, the Underwriting Committee of the Board of Directors of the Company reviews all executed transactions on a quarterly basis.

   SINGLE RISK LIMITS

     Commercial Guaranty Assurance limits credit risk exposure through the use of single risk limits. Single risk limits are the maximum exposure Commercial Guaranty Assurance will take to a particular issuer of securities or, more accurately, to a single revenue source. The limits vary by credit rating of the underlying asset, the perceived risk of the sector, and whether Commercial Guaranty Assurance assumes the risk by providing direct or indirect insurance. Single risk limits are expressed as a percentage of Commercial Guaranty Assurance's claims-paying resources. As claims-paying resources increase, either by way of external capital or earnings, Commercial Guaranty Assurance's single risk limits increase correspondingly. Single risk limits are set by Commercial Guaranty Assurance, largely based upon the requirements and recommendations of the rating agencies that rate its claims-paying ability.

   SURVEILLANCE

     Credit risk is also mitigated by active surveillance, which provides Commercial Guaranty Assurance with the ability to anticipate problems and proactively minimize exposure to potential losses. Commercial Guaranty Assurance monitors and reviews its exposure on an ongoing basis.

     Surveillance for transactions in the St. George and Cobalt companies is currently performed by CGA Investment Management on behalf of Commercial Guaranty Assurance pursuant to a surveillance contract. In accordance with the provisions of this agreement, CGA Investment Management monitors each asset owned by St. George and Cobalt and provides detailed surveillance reports to Commercial Guaranty Assurance on a monthly or quarterly basis, depending on asset type. Surveillance for non-St. George/Cobalt exposures is performed by Commercial Guaranty Assurance personnel. In each case, surveillance procedures are customized to the type of transaction in the same manner that underwriting is transaction-type specific, but generally include the review of monthly or quarterly servicer and trustee reports, and periodic "on site" due diligence visits with originators and servicers. In addition, Commercial Guaranty Assurance is also monitored by Fitch, Dominion Bond Rating Service, Canadian Bond Rating Service and Japan Rating Investment and Information to ensure that it operates in a manner consistent with the requirements of these rating agencies. Commercial Guaranty Assurance also benefits from the oversight provided by the CGA Group Board of Directors.

     As part of its ongoing surveillance procedures, Commercial Guaranty Assurance maintains and regularly updates a watchlist of those credits which Management believes are showing poor or worsening credit characteristics, or are otherwise showing trends that could indicate worsening credit performance in the future. These watchlist credits are ranked in categories, ranging from those that are subject to heightened scrutiny, to those which Management believes have a materially higher risk of ultimately resulting in a claim. As of December 31, 2000, there were two asset backed securities, both collateralized debt or loan obligations totaling $36 million in principal amount, and one corporate default swap in the principal amount of $5 million, in the (worst) category of the watchlist. As Management does not believe that a loss in respect of any of these securities is both "probable and determinable", Commercial Guaranty Assurance has not posted case basis reserves in respect of these exposures. See "Reserves" below. Management will continue to monitor these securities carefully, and may establish case basis reserves against these exposures in the future, to the extent their credit performance deteriorates further.

   RESERVES

     Commercial Guaranty Assurance maintains a general loss reserve for all insured obligations. A general loss reserve is a balance sheet liability representing management's estimate of ultimate liability for potential losses and loss adjustment expenses with respect to insured obligations. A general reserve is estimated by applying a loss factor to the total net par amount outstanding of Commercial Guaranty Assurance's insured obligations over the expected term of such insured obligations.

     In addition to this general loss reserve, Commercial Guaranty Assurance reflects its liability for the ultimate payment of incurred losses and loss adjustment expenses in respect of specific insured obligations by establishing case basis loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to such insured obligations. Case basis reserves are established for insured risks at such time as the likelihood of a future loss is probable and determinable.

     Reserves are necessarily based on estimates. Because it is difficult to establish a meaningful statistical base due to the absence of a sufficient number of losses in Commercial Guaranty Assurance's financial guaranty insurance activities and in the financial guaranty industry generally, there can be no assurance that Commercial Guaranty Assurance's general or case basis reserves will be adequate to cover losses in its insured book of business. Commercial Guaranty Assurance reviews its estimates on an ongoing basis and, as experience develops and new information becomes known, it will adjust its reserves as necessary.

     As of December 31, 2000, Commercial Guaranty Assurance's general reserve was $5 million, and its only case basis reserve consisted of $166,714 to cover ongoing legal expenses in connection with the Commercial Financial Services matter (see "Claims" below).

   REINSURANCE

     In order to minimize retained losses from large exposures and to protect capital and surplus, Commercial Guaranty Assurance may cede a portion of its exposure on a particular transaction or transactions to one or more reinsurers. To the extent that a risk has been reinsured, if Commercial Guaranty Assurance were to incur a loss on the reinsured transaction, the reinsurer(s) would be obligated to pay to Commercial Guaranty Assurance their proportionate share of the loss. The reinsurance of risk, however, does not relieve Commercial Guaranty Assurance of its original liability to policyholders. In the event that a reinsurer was unable to meet its obligations under a reinsurance contract, Commercial Guaranty Assurance would remain liable for losses covered by the applicable policy issued by it. To the extent that Commercial Guaranty Assurance utilizes reinsurance, it has given ACE Guaranty Re, Inc. (formerly Capital Reinsurance Corporation), an indirect, wholly-owned subsidiary of ACE, Ltd. (a shareholder of the Company) rated "AAA" for claims-paying ability by Standard & Poor's and Fitch, and "Aa2" by Moody's, a right of first offer to provide such reinsurance. Commercial Guaranty Assurance's aggregate exposure to reinsurers was approximately $54.3 million as of December 31, 2000.

     Commercial Guaranty Assurance has entered into an excess of loss reinsurance facility agreement dated as of June 12, 1997, as amended, with ACE Capital Re Overseas Ltd. (formerly known as KRE Reinsurance Ltd.), an indirect wholly owned subsidiary of ACE, Ltd. The obligations of ACE Capital Re Overseas under this agreement are guaranteed by ACE Capital Re International Ltd., another wholly owned subsidiary of ACE, Ltd. which is rated "AA" by Standard & Poor's and Fitch. The agreement provides for a $20 million limit of liability during its nine-year term, with no reinstatement of the limit in the event of loss payments. The agreement covers all policies and guarantees written and reinsurance assumed by Commercial Guaranty Assurance from its inception until June12, 2006. ACE Capital Re Overseas will not be liable under this facility until 1) Commercial Guaranty Assurance's aggregate net incurred losses exceed $210.5 million and 2) its adjusted surplus is less than $50 million.

   CLAIMS

     Even though all risks insured by Commercial Guaranty Assurance are underwritten to a "zero loss" standard, Commercial Guaranty Assurance is prepared to deal with claims in the event any should materialize. Commercial Guaranty Assurance monitors its exposure to insured credits on an ongoing basis. In this regard, Commercial Guaranty Assurance reviews available information on the entities which issued the insured securities, the assets underlying the insured securities, and general trends in the relevant industry (see also "Risk Management"). Commercial Guaranty Assurance's actions in respect of a potential claim include the review and investigation of loss reports, creation and maintenance of claim files, establishment of proper reserves and payment of claims. Commercial Guaranty Assurance monitors the progress and ultimate outcome of claims to ensure that cost recovery opportunities are fully explored. Commercial Guaranty Assurance typically becomes actively involved in the financial restructuring of a transaction if its management concludes that losses would be minimized by so doing. When and as appropriate, Commercial Guaranty Assurance supplements its in-house capabilities in this regard with services available from other sources.

     There may also be cases where Commercial Guaranty Assurance elects to pay a claim in connection with a security where Commercial Guaranty Assurance does not actually anticipate that a credit default in respect of the security will occur in the immediate future. Because Commercial Guaranty Assurance can in many instances commute risk by requiring St. George or other special purpose companies insured by it to sell a security, it can be expected that Commercial Guaranty Assurance may require these companies to sell a security when, due to credit deterioration, the security no longer meets Commercial Guaranty Assurance's risk parameters and can be sold at a price acceptable to Commercial Guaranty Assurance. In these instances, Commercial Guaranty Assurance's claim payment will generally equal the difference between the security's par amount and the amount for which it is sold.

     The first application of this occurred in April 2000 when Commercial Guaranty Assurance elected to pay a $2.6 million claim in connection with a $20.0 million face amount "Triple-B" rated tranche of a home equity loan securitization held by one of the St. George companies. Based on its ongoing surveillance of the St. George portfolio, CGA Investment Management was concerned about the deteriorating credit quality of the collateral pool underlying this security, and believed that it would mitigate the potential losses to Commercial Guaranty Assurance if the security was divested. CGA Investment Management accordingly recommended the divestiture of the security to Commercial Guaranty Assurance which, as insurer of the vehicle's liabilities and after reviewing CGA Investment Management's analysis and recommendation, directed CGA Investment Management, as investment adviser to St. George, to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in Commercial Guaranty Assurance's case basis reserve at March 31, 2000. Commercial Guaranty Assurance made the claim payment of $2.6 million on April 27, 2000. As a result of this claim payment, Commercial Guaranty Assurance is entitled under the transaction documentation to share in a portion of the monthly cash flow from the underlying assets to partially mitigate the loss. For the year ended December 31, 2000, Commercial Guaranty Assurance recovered approximately $289,000 under these provisions. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management is currently recording these recoveries as reported.

     In 1997 and 1998, Commercial Guaranty Assurance insured an aggregate of approximately $212 million face amount of asset backed securities originated and serviced by Commercial Financial Services, Inc, a credit card debt collection company, after first having obtained reinsurance for approximately $162 million face amount of this exposure. Commercial Financial Services filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in December, 1998, under circumstances indicating the perpetration of a massive fraud on investors by certain of Commercial Financial Services' principal shareholders and outside advisors. In December 1998, Commercial Guaranty Assurance established a $20.8 million net case basis reserve in respect of its exposure on these securities, which reserve was increased by a further $7.1 million in June 1999 and a further $8.2 million in December 1999.

     During 1999 and 2000, Commercial Guaranty Assurance made an aggregate of approximately $150.7 million in claim payments under its policies in respect of these securities, of which $115.2 was paid by its reinsurer. In connection with these claim payments, Commercial Guaranty Assurance and its reinsurer acquired a corresponding face amount of the underlying securities, which have no readily determinable market value and have not been recorded on the books of Commercial Guaranty Assurance. All payments received on the underlying securities so acquired by Commercial Guaranty Assurance are being used to purchase additional securities from Commercial Guaranty Assurance's clients, until Commercial Guaranty Assurance has no further exposure in respect of these securities.

     As a result of the claim payments described above and interim principal repayments, Commercial Guaranty Assurance's remaining gross exposure in respect of these securities has been reduced to $30.7 million as of December 31, 2000, of which $23.5 million is covered by reinsurance, leaving Commercial Guaranty Assurance with a remaining net exposure of $7.2 million. Commercial Guaranty Assurance does not anticipate that it will have to pay any further claims in respect of these securities and, accordingly, no additional case basis reserves have been established.

     Commercial Guaranty Assurance and various other plaintiffs have commenced legal proceedings against Commercial Financial Services, certain of its officers and shareholders, its auditors, and its legal and financial advisors, alleging various counts of federal and state securities law violations and common law fraud. Management believes that it is too early to predict what, if anything, Commercial Guaranty Assurance may ultimately recover out of these legal proceedings, or from Commercial Financial Services' estate in bankruptcy.

     On March 14, 2001, Commercial Guaranty Assurance was made aware of four collateralized debt obligation transactions owned by its clients on which interest payments are being deferred or are expected by Management to be deferred in the near future due to these transactions failing certain of their coverage tests. The aggregate principal balance of these four securities is $91 million. Collateralized debt and loan obligations are securities issued in securitization transactions that are backed by pools of high yield bonds and loans. These transactions are typically structured with overcollateralization, debt service coverage and other tests. When these tests are breached, transaction cash flow (including interest payments on the underlying bonds and loans) that would otherwise be used to pay interest on the more junior classes of securities issued in the transaction are used instead to prepay principal on the most senior outstanding tranche of securities issued in the transaction. Because the principal balance of these senior securities is now being prepaid out of interest payments on the underlying bonds, this results in a smaller principal amount of securities outstanding that are now supported by a proportionately larger pool of collateral, which ultimately benefits all of the transaction's securityholders. The unpaid interest on the junior tranches of securities is deferred and added to the outstanding principal amount of these securities. Once enough of the senior securities are repaid so that the transaction is once again in compliance with all applicable coverage tests, normal interest payments on all classes of the transaction's securities are resumed. The deferred interest is ultimately repaid as the underlying bonds pay down.

     As a result of interest payments not being made on these securities, Commercial Guaranty Assurance expects that its clients will therefore have insufficient funds to pay certain of its liabilities, and that Commercial Guaranty Assurance will have to make such payments under its guarantees. Commercial Guaranty Assurance believes that these payments will aggregate approximately $3 million in each of 2001, 2002 and 2003. However, Commercial Guaranty Assurance expects that each of these securities will resume paying cash interest in 2004 and thereafter, and that the payments made by Commercial Guaranty Assurance will be fully reimbursed over a period of approximately
7-8 years.

CGA INVESTMENT MANAGEMENT, INC.

     CGA Investment Management is a Delaware corporation that is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. CGA Investment Management, which commenced operations in June 1997, provides investment management and financial advisory services primarily to companies that invest in structured securities and for the U.S. and international structured finance markets. CGA Investment Management's advisory team currently includes professionals experienced in the areas of asset securitization and structured finance, real estate finance and credit and market risk management.

   INVESTMENT MANAGEMENT SERVICES

     CGA Investment Management acts as investment manager to special purpose companies that invest in structured securities and other clients, including St. George Holdings, Cobalt Holdings, and their respective subsidiaries. Its activities in this capacity include providing advice regarding the purchase and sale of structured finance assets, the management of funding and market risks, and reporting and accounting functions. CGA Investment Management performs initial and ongoing credit reviews on the assets which it recommends for purchase to its clients, and the counterparties with which it negotiates financial hedges and derivative contracts. Investment guidelines are developed for each client to ensure that CGA Investment Management manages its clients' assets pursuant to agreed upon guidelines and limits.

     As investment manager, CGA Investment Management's duties include the following:

          (i) Identifying potential investments on behalf of its clients, including analyzing credit, legal and market (that is, interest rate, credit spread, currency and prepayment) risks, and negotiating the price, covenants, rights, remedies and documentation relating thereto;

          (ii) Identifying financial hedges (such as swaps and other derivative contracts) on behalf of its clients in order to manage the client's investment portfolio within prudent market risk limits as agreed with the client;

          (iii) Negotiating financing arrangements on behalf of its clients;

          (iv) Preparing valuations, reports and other documents as may be required from time to time by its clients and lenders providing financing to these clients in order to determine compliance with the clients' and their lenders' policies and procedures; and

          (v) Analyzing the performance of assets including recommending the sale of investments when appropriate.

     CGA Investment Management manages its clients' investment portfolios using integrated software that supports assets, liabilities and derivatives across classes (including asset backed securities, mortgage backed securities, commercial mortgage backed securities and credit derivatives) on a unified platform. CGA Investment Management's systems integrate front, middle and back office functionality that includes:

          (i)    Deal capture and trading;

          (ii) Deal structuring, pricing and hedging (both assets and liabilities);

          (iii)  Position and portfolio valuation;

          (iv)   Management of diversification and concentration limits;

          (v)    Market risk and scenario analysis;

          (vi)   Compliance testing and reporting;

          (vii)  Asset/liability analysis;

          (viii) Counterparty management;

          (ix)   Automatic coupon resets; and

          (x)    Sub-ledger link to general ledger.

   ADVISORY SERVICES

     CGA Investment Management also acts as a financial advisor for its clients, which include issuers and investment banks, in evaluating structured finance alternatives, including the use of credit enhanced and unenhanced financing structures. CGA Investment Management charges advisory fees to its clients for its services. CGA Investment Management's services as financial advisor include the following:

          (i) Providing assistance in evaluating, structuring and documenting structured finance transactions (which could include the purchase of credit enhancement provided by Commercial Guaranty Assurance); and

          (ii) Providing assistance in organizing and performing due diligence relating to financial assets and structured transactions.

   REGULATORY STATUS

     CGA Investment Management is a registered investment adviser under the Investment Advisers Act, which requires registration of all non-exempt advisors to conform their conduct to statutory norms. The Investment Advisers Act, among other things, addresses fee arrangements between advisors and clients, prohibits fraudulent practices, precludes assignment of an investment advisory contract without the client's consent, requires advisors to maintain books and records consistent with rules that may be promulgated by the Securities and Exchange Commission, and authorizes the Securities and Exchange Commission to inspect such books and records.

   ST. GEORGE AND COBALT

     Two primary clients of CGA Investment Management and Commercial Guaranty Assurance are St. George Holdings, a Cayman Islands limited liability company, and Cobalt Holdings, a Delaware limited liability company, and their respective subsidiaries. Each of St. George Holdings and Cobalt Holdings was established for the purpose of owning special purpose subsidiaries that invest in fixed income securities pursuant to investment guidelines proposed by CGA Investment Management and approved by Commercial Guaranty Assurance. St. George Holdings and Cobalt Holdings are owned by certain of the investors in the Company.

     To date, St. George Holdings has established several subsidiaries, which invest primarily in investment grade fixed income assets, including asset backed securities, mortgage backed securities, commercial mortgage backed securities and REIT securities. Cobalt Holdings has also established several subsidiaries, which invest primarily in investment grade fixed income assets which could be subject to U.S. withholding tax if acquired by a non-U.S. investor such as St. George. These assets include preferred stock issued by REITs and subordinated tranches of credit card securitizations. CGA Investment Management acts as asset manager for each of these companies.

     St. George and Cobalt fund their investment activities through various financing sources. For example, St. George Investments III, Ltd. is party to a USD $300 million credit facility, guaranteed by Commercial Guaranty Assurance, with a commercial paper conduit sponsored by a major U.S. bank. GFC St. George, Ltd. and GFC Cobalt, LLC are party to a $2 billion Euro Medium Term Note Program guaranteed by Commercial Guaranty Assurance. St. George Investments II, Ltd. and Cobalt Capital, LLC, invest primarily by means of total rate of return swaps, default swaps and other funding sources.

     In addition to acquiring assets, St. George and Cobalt periodically execute resecuritizations of previously acquired securities. Certain securities acquired by St. George and Cobalt have been sold into five resecuritizations -- a $537 million repackaging of debt and preferred stock issued by various REITs, a $441 million repackaging of various types of securities into an asset backed securities collateralized bond obligation, two repackagings of home equity loans totaling $265 million, and a $119 million repackaging of collateralized bond and loan securities. CGA Investment Management acted as financial advisor to St. George and Cobalt for each of these resecuritizations, three of which involved credit enhancement from Commercial Guaranty Assurance on the securities issued.

RATINGS

     In April 2000, Fitch acquired Duff & Phelps Credit Rating Co. Although Duff & Phelps had rated Commercial Guaranty Assurance's claims paying ability "AAA", Fitch did not then rate Commercial Guaranty Assurance. After the acquisition, Fitch announced that it was placing Commercial Guaranty Assurance's "AAA" rating on general review for possible downgrade, because Commercial Guaranty Assurance did not meet Fitch's minimum capital requirements for a "AAA" rating. The Company then engaged the investment banking firm of Credit Suisse First Boston Corporation (formerly Donaldson, Lufkin & Jenrette Securities Corporation) to raise sufficient incremental capital to meet Fitch's requirements.

     Fitch's announcement significantly curtailed Commercial Guaranty Assurance's ability to write new policies. In addition, because the market effectively priced insurance from Commercial Guaranty Assurance as though it were only a "Double-A" credit, management did not want Commercial Guaranty Assurance to be taking on new exposures at the lower pricing levels which prevailed after the Fitch announcement. Accordingly, Commercial Guaranty Assurance has effectively been operating at a reduced level since June 2000.

     In December 2000, the Company entered into a letter of intent with a major U.S. financial institution as lead investor, pursuant to which that lead investor agreed, subject to the terms and conditions set out in the letter of intent, to invest along with other investors sufficient incremental capital to meet Fitch's requirements for Commercial Guaranty Assurance to maintain its AAA financial strength rating. On March 13, 2001, this lead investor advised Commercial Guaranty Assurance and Fitch that it did not intend to proceed with the proposed transaction. As a result, Fitch downgraded Commercial Guaranty Assurance's financial strength rating to AA (Double-A) on March 14, 2001. Commercial Guaranty Assurance's rating from Fitch remains on "Rating Watch Negative".

     In its press release announcing the downgrade, Fitch stated that " . . . [t]he lead investor told Fitch that market conditions were the reasons for its decision, and not anything to do with [Commercial Guaranty Assurance]. However, without the lead investor's involvement, the likelihood at this time of the deal going forward is sufficiently uncertain to warrant a downgrade of [Commercial Guaranty Assurance's] insurer financial strength rating to `AA'. [Commercial Guaranty Assurance] remains on Rating Watch Negative. While the downgrade of Commercial Guaranty Assurance to below `AAA' triggers the funding of a $60 million capital commitment by its owners within 45 days, the company must now develop an operating and capital plan consistent with an `AA' rated financial guarantor. Fitch is particularly concerned with [CGA Group's] capital structure, which includes [Series A Preferred Stock] that is currently scheduled to receive annual cash dividend payments of approximately $17.5 million per year beginning in June 2002. Over the next several months, one of the focal points of Fitch's review will be on Commercial Guaranty Assurance's plan to maintain capital adequacy consistent with an `AA' rated financial guarantor, which could include a restructuring of the [Series A Preferred Stock]".

     Fitch's downgrade of Commercial Guaranty Assurance will have a material adverse effect on its ability to write new financial guaranty assurance business. Many of Commercial Guaranty Assurance's competitors in the area of providing credit enhancement are rated "Triple-A" by one or more of the major rating agencies. Being rated AA by Fitch will place Commercial Guaranty Assurance at a distinct competitive disadvantage as compared to providers of credit enhancement with higher ratings. The Fitch downgrade will significantly decrease the desirability of

Commercial Guaranty Assurance's insurance for many investors, and materially adversely affect both the volume of new business Commercial Guaranty Assurance will be able to write, as well as the premiums Commercial Guaranty Assurance will be able to charge for its insurance. In addition, it is possible that Fitch's action may prompt one or more of the other rating agencies that currently rates Commercial Guaranty Assurance's financial strength to lower its rating of Commercial Guaranty Assurance. Nevertheless, a "Double-A" rating is still a high "investment grade" rating. Commercial Guaranty Assurance's claims-paying resources of almost $250 million remain unimpaired, and Fitch's action will have no adverse impact on Commercial Guaranty Assurance's current ability to meet its existing obligations to policyholders.

     The Company will continue to work with its financial advisor, Credit Suisse First Boston, to attempt to structure a financial transaction that will either warrant an upgrade of Commercial Guaranty Assurance's financial strength rating from Fitch back to "AAA", or that will at least satisfy Fitch's concerns regarding the Company's Series A Preferred Stock dividend structure and permit Commercial Guaranty Assurance to operate as a "AA" rated financial guarantor without a "Rating Watch Negative" going forward. If, however, the Company is unsuccessful in these efforts and Fitch were to further downgrade Commercial Guaranty Assurance's financial strength rating, there would be further adverse consequences for Commercial Guaranty Assurance. A downgrade to below "Double A" would trigger the acceleration of certain liabilities of St. George and Cobalt that have been guaranteed by Commercial Guaranty Assurance. To the extent that St. George or Cobalt were unable to repay these liabilities in full, which could result if the securities collateralizing the obligations could not be sold for a price at least equal to the outstanding principal balance of the related liability plus accrued and unpaid interest thereon, Commercial Guaranty Assurance would be liable under its guarantees for the amount of any repayment shortfall. Although the Company believes that Commercial Guaranty Assurance's claims-paying resources currently are adequate to cover the amount of any such shortfalls and still provide adequate protection for outstanding policies, a decline in the market value of these securities would result in an equivalent increase in the size of the shortfall required to be paid by Commercial Guaranty Assurance. At this time, the Company has not completed its assessment of the likely amounts and timings of such shortfalls. In addition, as well as further decreasing the volume of new insurance Commercial Guaranty Assurance could write and the amount of premiums it could charge for its insurance, certain other occurrences would be triggered in the event of a downgrade, which may, or may not, have a material adverse effect upon the Company, depending upon timing of the occurrence. However, a downgrade to below "Double A" would severely jeopardize Commercial Guaranty's business prospects and could raise substantial doubt about its ability to continue as a going concern.

     On October 31, 2000, Standard & Poor's announced that it had acquired Canadian Bond Rating Service and that it would work to "harmonize" outstanding Canadian Bond Rating Service ratings with those of Standard & Poor's. Although Canadian Bond Rating Service currently rates Commercial Guaranty Assurance's claims-paying ability "A++" (triple-A), Commercial Guaranty Assurance is not rated by Standard & Poor's. It is currently unclear what rating will be assigned to Commercial Guaranty Assurance by Standard & Poor's as a result of this harmonization process. Commercial Guaranty Assurance expects that it will, in the near future, either request that Canadian Bond Rating Service withdraw its rating of Commercial Guaranty Assurance's claims-paying ability or work with Standard & Poor's to clarify Commercial Guaranty Assurance's rating from Canadian Bond Rating Service. Pending clarification of the status of Commercial Guaranty Assurance's rating from Canadian Bond Rating Service and, in light of the Fitch downgrade, Dominion Bond Rating Service, Commercial Guaranty Assurance's ability to provide credit enhancement for Canadian transactions will be significantly curtailed, at least until such time as the status of Commercial Guaranty Assurance's ratings from these two Canadian rating agencies is clarified.

   CAPITAL COMMITMENTS

In connection with their investment in the Company in June 1997, certain of the original investors irrevocably committed to purchase an aggregate of $60 million of the Company's Series B Preferred Stock, at a purchase price of $25 per share, in the event that the Company received written notice from Fitch that Fitch has reduced its rating of the claims-paying ability of Commercial Guaranty Assurance below "Triple-A", and the events that have led to the notice of the proposed downgrade have not been cured within 45 days to Fitch's satisfaction. To the extent that any of these investors are not rated at least "Double-A" by one or more nationally recognized statistical rating organizations, such investors have secured their obligations in respect of their capital commitment by posting a letter of credit or comparable form of credit support from a financial institution rated at least "Double-A" by one or more such rating organizations. The Company has in turn committed to Commercial Guaranty Assurance that the proceeds of any issuance of Series B Preferred Stock upon exercise of these capital commitments will be contributed by the Company to Commercial Guaranty Assurance. Because of the Fitch downgrade notice referred to above, the Company has notified the relevant investors that the full $60 million of these capital commitments must be funded by no later than 45 days after the date of the downgrade notice (March 14). The Company expects this funding to occur on or about April 23, 2001. Because the $60 million of capital commitments are already included in determining Commercial Guaranty Assurance's claims-paying resources, the funding of the commitments, while providing additional liquidity will have no net effect on Commercial Guaranty Assurance's claims-paying resources as assessed by the rating agencies.


                                   REGULATION

BERMUDA

   THE INSURANCE ACT 1978 AND RELATED REGULATIONS

     The Insurance Act 1978 (Bermuda), amendments thereto and related regulations, which regulates the business of Commercial Guaranty Assurance, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Minister of Finance. The Minister of Finance, in deciding whether to grant registration, has broad discretion to act as he thinks fit in the public interest. The Minister of Finance is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Minister of Finance may impose conditions relating to the writing of certain types of insurance. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister of Finance may impose at any time.

     An Insurance Advisory Committee appointed by the Minister of Finance advises him on matters connected with the discharge of his functions, and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Bermuda Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework, as it applies to Class 3 insurers such as Commercial Guaranty Assurance, are set forth below.

   CLASSIFICATION OF INSURERS

     The Bermuda Insurance Act provides for four classes of registration of insurers carrying on general business (as defined in the Act). Commercial Guaranty Assurance is registered and licensed as a Class 3 insurer. Class 3 insurers are considered to be subject to a higher degree of regulation than Classes 1 and 2 insurers, which are primarily concerned with underwriting related or parent's risks. There is also a Class 4 insurer classification which is used for property catastrophe reinsurance companies and companies involved in the excess liability business. By virtue of its class 3 license, Commercial Guaranty Assurance is authorized to carry on insurance business of all classes in or from within Bermuda subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Bermuda Insurance Act.

   CANCELLATION OF INSURER'S REGISTRATION

     An insurer's registration may be canceled by the Minister of Finance on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the Minister of Finance after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

   INDEPENDENT APPROVED AUDITOR

     Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Registrar of Companies, who is the chief administrative officer under the Bermuda Insurance Act. The auditor must be approved by the Minister of Finance as the independent auditor of the insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

   LOSS RESERVE SPECIALIST

     Each Class 3 insurer is required to submit an annual loss reserve opinion by the approved loss reserve specialist when filing its Statutory Financial Statements and Statutory Financial Return. The loss reserve specialist, who will normally be a qualified property/casualty actuary, must be approved by the Minister of Finance. Commercial Guaranty Assurance has received an exemption from having to appoint a loss reserve specialist and to file the annual loss reserve opinion on the condition that Commercial Guaranty Assurance maintains its claims-paying ability rating of not less than "AAA" by Fitch. In light of Fitch's recent downgrade of Commercial Guaranty Assurance (see Item 1--"Recent Events"), the Company intends to request a continuation of this exemption notwithstanding Commercial Guaranty Assurance's lower rating. If the Minister of Finance declines to continue this exemption, the Company will engage an approved loss reserve specialist. The cost of engaging a loss reserve specialist is not expected to be material.

   STATUTORY FINANCIAL STATEMENTS AND STATUTORY FINANCIAL RETURN

     An insurer must prepare annual Statutory Financial Statements and a Statutory Financial Return. The Bermuda Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, an income statement, and a statement of capital and surplus, and detailed notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with U.S. Generally Accepted Accounting Principles and are distinct from the financial statements prepared for presentation to the insurer's shareholders under The Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with U.S. GAAP. Commercial Guaranty Assurance, within four months of year-end, must file its Statutory Financial Statements and Statutory Financial Return with the Registrar of Companies. The Statutory Financial Statements must be maintained at the principal office of the insurer for a period of five years.

   MINIMUM SOLVENCY MARGIN

     The Bermuda Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin, which varies with the class of the insurer and the insurer's net premiums written and loss reserve level. Commercial Guaranty Assurance has met the minimum solvency margin requirements.

   MINIMUM LIQUIDITY RATIO

     The Bermuda Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, mortgages secured by first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister of Finance, do not automatically qualify as relevant assets such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities. Commercial Guaranty Assurance has met the minimum liquidity ratio requirements.

   RESTRICTION ON DIVIDENDS

     The payment of dividends or other distributions by Commercial Guaranty Assurance is limited under Bermuda insurance regulations. In accordance therewith, Commercial Guaranty Assurance is prohibited from paying dividends or other distributions unless after such payment the amount by which its general business assets exceed its general business liabilities is the greater of the following amounts:

     (i)  $1,000,000; or

     (ii) the amount determined by applying the rate of 20% to net premiums written in the subject year up to $6,000,000 plus the rate of 15% applied to net premiums written in the subject year in excess of $6,000,000; or

     (iii)the amount determined by applying the rate of 15% to reserves for losses and loss adjustment expenses reflected in the balance sheet at the date of determination.

     Commercial Guaranty Assurance may declare and pay a dividend or make a distribution out of contributed surplus or other assets legally available for distribution provided that after the payment of such dividend or distribution Commercial Guaranty Assurance will continue to meet its minimum solvency margin and minimum liquidity ratio as detailed above. Further, in accordance with Bermuda insurance regulations, before reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, a Class 3 insurer such as Commercial Guaranty Assurance must apply to the Minister of Finance for his approval and is obliged to provide such information in connection therewith as the Minister of Finance may require.

     In addition, Board members' fiduciary obligations to creditors, policyholders and shareholders apply to their votes in respect of dividends, distributions and redemptions.

   SUPERVISION, INVESTIGATION AND INTERVENTION

     The Minister of Finance may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister of Finance is satisfied that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister of Finance may direct an insurer and others to produce documents or information relating to matters connected with the insurer's business.

     If it appears to the Minister of Finance that there is a significant risk of the insurer becoming insolvent, the Minister of Finance may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; and to limit its premium income. Further, in such circumstances, the Minister of Finance may direct that no dividends be paid.

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. The principal office of Commercial Guaranty Assurance is at Craig Appin House, 8 Wesley Street, Hamilton HM 11 Bermuda and Michael Miran, Commercial Guaranty Assurance's President, is Commercial Guaranty Assurance's principal representative. Without a reason acceptable to the Minister of Finance, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister of Finance is given of the intention to do so. It is the duty of the principal representative to monitor compliance with the Bermuda Insurance Act on an ongoing basis and within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister of Finance setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister of Finance relating to a solvency margin or a liquidity or other ratio.

   CERTAIN OTHER BERMUDA LAW MATTERS

     Although the Company and Commercial Guaranty Assurance are incorporated in Bermuda, each is classified as non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority, Foreign Exchange Control. Pursuant to its non-resident status, the Company and Commercial Guaranty Assurance may hold any currency other than Bermuda dollars and convert that currency into any other currency (other than Bermuda dollars) without restriction. As "exempted" companies, the Company and Commercial Guaranty Assurance may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister, participate in certain business transactions, including:

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

     The Bermuda government actively encourages foreign investment in "exempted" entities like the Company that are based in Bermuda but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, the Company and Commercial Guaranty Assurance are not currently subject to taxes on their income or dividends or to any foreign exchange controls in Bermuda. In addition there currently is no capital gains tax in Bermuda. The Company and Commercial Guaranty Assurance have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act, 1966, as amended, of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March 28, 2016.

U.S. AND OTHER

     Commercial Guaranty Assurance is not admitted to do business in any jurisdiction except Bermuda. The insurance laws of each state of the U.S. and of many foreign countries regulate the sale of insurance within their jurisdictions by alien insurers, such as Commercial Guaranty Assurance, which are not authorized or admitted to do business within each jurisdiction. With some exceptions, such sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. It is not intended for Commercial Guaranty Assurance to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that Commercial Guaranty Assurance be so authorized or admitted.

     Commercial Guaranty Assurance does not write insurance in the U.S. Commercial Guaranty Assurance conducts its business so as not to be subject to the licensing requirements of insurance regulations in the U.S. or elsewhere (other than Bermuda). The Company has developed operating guidelines, which include the acceptance of business through insurance brokers not resident in the U.S., to assist its personnel in conducting business in conformity with the laws of U.S. jurisdictions. The Company follows these guidelines and expects that its activities will comply with applicable insurance laws and regulations. There can be no assurance, however, that insurance regulators in the U.S. or elsewhere will not review the activities of Commercial Guaranty Assurance and claim that Commercial Guaranty Assurance is subject to such jurisdiction's licensing requirements.

     Many states impose a premium tax (typically 2-4% of gross premiums) on U.S. insureds obtaining insurance from unlicensed foreign insurers, such as Commercial Guaranty Assurance, by direct placement. The premiums charged by Commercial Guaranty Assurance do not include any state premium tax. Each insured is responsible for determining whether it is subject to any such tax and for paying such tax as may be due.

     The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers by insureds who are U.S. persons with respect to risks located in the U.S. The rates of tax applicable to premiums paid to Commercial Guaranty Assurance are currently 4% for insurance premiums and 1% for reinsurance premiums.

COMPETITION

     Commercial Guaranty Assurance faces potential competition from other financial guarantors, though management believes that none are currently active in the commercial real estate obligations market or in certain of the asset backed securities areas where the Company primarily participates. These financial guarantors generally have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than Commercial Guaranty Assurance does. Furthermore, the primary U.S. financial guarantors are all rated "Triple-A" by both Standard & Poor's and Moody's. In markets where the financial guarantors currently write insurance, especially the municipal bond market, Commercial Guaranty Assurance is at a significant disadvantage without claims-paying ability ratings from these rating agencies. Commercial Guaranty Assurance's inability to negotiate and conclude its policies in the U.S. may be a competitive disadvantage, in that potential clients, including issuers and investment banks located in the U.S., may be unfamiliar with the Bermuda insurance market and may be reluctant to do business with a non-U.S. insurance company.

ITEM 2. PROPERTIES.

     The Company rents office space in Hamilton, Bermuda under an operating lease that expires in July 2003. CGAIM rents office space in New York under an operating lease that expires in 2003 and has one option for a renewal period of five years. Total rent expense was approximately $443,000, $438,000 and $355,000 in 2000, 1999 and 1998 respectively. Future minimum rental commitments under the leases are expected to be approximately $500,000 per annum.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no established public trading market for the Company's Common Stock. No cash dividends have been declared by the Company with respect to its Common Stock since the Company's initial capitalization in June 1997. As of March 15, 2001, there were approximately 60 holders of the Company's Common Stock. Pursuant to the Company's Bye-laws, for so long as any shares of the Company's Series A Preferred Stock or Series C Preferred Stock are issued and outstanding, the Company may not declare or pay dividends on the Common Stock. Commercial Guaranty Assurance's Board of Directors has passed a resolution that Commercial Guaranty Assurance will not declare or pay cash dividends during its first five years of operations. After such five-year period, Commercial Guaranty Assurance intends to comply with dividend restrictions, if any, imposed by Fitch, subject to covenants contained in the subscription agreements for the various classes of the Company's stock. For a description of the Bermuda regulatory restrictions on the ability of Commercial Guaranty Assurance to pay dividends to the Company, see Item 1--"Business--Regulation--Restriction on Dividends."

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.


                                                                     AS OF OR FOR YEAR ENDED
                                         -----------------------------------------------------------------------------
                                         DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     MARCH 31,
                                             2000             1999             1998             1997          1997(1)
                                         ------------     ------------     ------------     ------------     ---------
Income Statement Data:
 Gross premiums written ...............   $14,464,038     $ 16,358,269     $ 49,217,083       $  773,571          $ --
 Net premiums written .................    13,514,594       14,320,693        9,796,836          773,571            --
 Net premiums earned ..................    13,295,707       12,223,484        9,246,289          502,995            --
 Net investment income ................     9,323,660        8,641,551        8,528,122        2,955,601           801
 Net realized gains (losses) ..........    (2,001,351)         (60,485)       2,814,132          885,422            --
 Management fees ......................     2,318,255        8,207,746        3,353,499               --            --
 Operating expenses ...................    13,322,255       12,987,596       14,023,366        6,510,103            11
 Rebate on credit support
  arrangements ........................            --        5,510,000               --               --            --
 Acquisition costs ....................       996,260          713,571          433,217           53,590            --
 Losses and loss adjustment
  expenses ............................     3,952,100       16,650,000       22,745,000           55,000            --
 Income (loss) before cumulative
  effect of change in accounting
  principle ...........................     3,865,656       (7,648,871)     (14,059,541)      (2,706,182)          790
 Net income (loss) ....................     3,865,656       (7,648,871)     (17,987,779)      (2,706,182)          790
 Net income (loss) attributable to
  common shareholders .................   (10,032,106)     (22,614,915)     (38,896,227)     (12,332,792)          790
Loss per share due to cumulative
  effect of change in accounting
  principle ...........................            --               --            (0.43)              --            --
 Basic and diluted income (loss) per
  common share ........................         (0.36)           (0.97)           (4.27)           (1.89)         0.07
 Weighted average shares
  outstanding .........................    28,005,648       23,395,778        9,100,000        6,522,313        12,000
Balance Sheet Data:
 Fixed Maturities .....................   156,755,671      146,337,676      100,488,537      123,302,763            --
 Other Investments ....................            --               --       30,000,000               --            --
 Cash and cash equivalents ............     4,979,196       12,775,595        2,598,140        7,199,106       121,742
 Premiums receivable ..................     2,039,886        2,267,991        3,228,497          447,172            --
 Reinsurance recoverable ..............            --       25,000,000       67,400,000               --            --
 Total assets .........................   178,731,070      199,619,508      215,903,933      142,721,186       133,790
 Reserve for losses and loss
  adjustment expenses .................     5,166,714       36,545,700       90,200,000           55,000            --
 Total liabilities ....................    11,882,847       44,674,096       95,797,551        3,916,609            --
 Total mezzanine equity ...............   101,403,974       87,506,212      126,608,249      107,047,101            --
 Total shareholders' equity (deficit) .    65,444,249       67,439,200       (6,501,867)      31,757,476        12,790

-----------------

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

OVERVIEW

     The Company's operations during 2000 began well as Commercial Guaranty Assurance wrote $4 million in gross premiums during the first quarter. However, on March 7, 2000, Fitch announced the intended acquisition of Duff & Phelps Credit Rating Co. and completed it on April 12, 2000. The companies were subsequently merged, with Fitch as the surviving company. Although Duff & Phelps rated Commercial Guaranty Assurance's claims paying ability "AAA", Fitch did not previously rate Commercial Guaranty Assurance. On June 2, 2000, Fitch placed Commercial Guaranty Assurance's "AAA" rating on general review for possible downgrade, on the basis that Commercial Guaranty Assurance did not meet Fitch's minimum capital requirements of $500 million for a "AAA" rating. This announcement significantly curtailed Commercial Guaranty Assurance's ability to write new business.

     CGA Group commenced efforts to raise the requisite incremental capital, engaging the investment banking firm of Credit Suisse First Boston Corporation to act as its exclusive financial advisor. In December 2000, CGA Group entered into a letter of intent with a major U.S. financial institution as lead investor, pursuant to which that lead investor agreed, subject to the terms and conditions set out in the letter of intent, to invest along with other investors sufficient incremental capital to meet Fitch's requirements for Commercial Guaranty Assurance to maintain its AAA financial strength rating. On March 13, 2001, this lead investor advised Commercial Guaranty Assurance and Fitch that it did not intend to proceed with the proposed transaction. As a result, Fitch downgraded Commercial Guaranty Assurance's financial strength rating to AA on March 14, 2001. Commercial Guaranty Assurance's rating from Fitch remains on "Rating Watch Negative".

     In its press release announcing the downgrade, Fitch stated that " . . . [t]he lead investor told Fitch that market conditions were the reasons for its decision, and not anything to do with [Commercial Guaranty Assurance]. However, without the lead investor's involvement, the likelihood at this time of the deal going forward is sufficiently uncertain to warrant a downgrade of [Commercial Guaranty Assurance's] insurer financial strength rating to `AA'. [Commercial Guaranty Assurance] remains on Rating Watch Negative. While the downgrade of Commercial Guaranty Assurance to below `AAA' triggers the funding of a $60 million capital commitment by its owners within 45 days, the company must now develop an operating and capital plan consistent with an `AA' rated financial guarantor. Fitch is particularly concerned with [CGA Group's] capital structure, which includes [Series A Preferred Stock] that is currently scheduled to receive annual cash dividend payments of approximately $17.5 million per year beginning in June 2002. Over the next several months, one of the focal points of Fitch's review will be on [Commercial Guaranty Assurance's] plan to maintain capital adequacy consistent with an `AA' rated financial guarantor, which could include a restructuring of the [Series A Preferred Stock]".

     The Company will continue to work with its financial advisor, Credit Suisse First Boston, to attempt to structure a financial transaction that will either warrant an upgrade of Commercial Guaranty Assurance's financial strength rating from Fitch back to `AAA', or that will at least satisfy Fitch's concerns regarding the Company's Series A Preferred Stock dividend structure and permit Commercial Guaranty Assurance to operate as a `AA' rated financial guarantor going forward. As of the date of this report, no assurance can be given as to whether or not the Company will be successful in these efforts. See "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

     Although the par value of new insured business volume for the year was only $791 million, Commercial Guaranty Assurance's net premiums earned in 2000 was $13.3 million, 9% higher than in 1999. This increase was achieved primarily from premiums generated by prior years' business volume. This revenue, along with investment income of $9.3 million, management fees of $2.3 million, and appreciation in the value of Commercial Guaranty Assurance's investment portfolio of $8 million, enabled the Company to limit the decline in shareholders' equity to $2.0 million, or 3% for the year. Such a decline, which is after paying $13.3 million in preferred stock pay-in-kind dividends, reflects the fact that the Company was operating at a reduced level for most of the year due to the uncertainty of its "AAA" rating. The Company also discounted its premiums and management fees by over $3.2 million during 2000 to assist clients with liquidity issues that arose during the fourth quarter of 1998.

     The Company's operating expenses and policy acquisition costs were only slightly higher than last year. Losses and loss adjustment expenses were $4.0 million in 2000 compared to $16.7 million in 1999, reflecting the increase in case basis reserves for Commercial Financial Services, Inc. ("CFS") in 1999 (See
Item 1--"Business--Risk Management--Claims"). Commercial Guaranty Assurance did have one claim for $2.6 million in 2000 in connection with a home equity loan securitization held by St. George. The CFS reserves that were so detrimental to the Company's operations in 1998 and 1999 did not affect 2000 results, thereby enabling the Company to report net income of $3.9 million.

     Also during 2000, CGA Investment Management was successful in completing a repackaging of securities totaling $439.4 million that had previously been financed with credit facilities guaranteed by Commercial Guaranty Assurance. This repackaging resulted in the elimination of short-term debt on the books of the insured clients and replaced it with financing that matched the lives of the repackaged securities. This repackaging provides liquidity to Commercial Guaranty Assurance's clients and will continue to provide revenue to the Company.


RESULTS OF OPERATIONS
($ IN $000'S)

                                                   YEAR                     YEAR                    YEAR
                                                   ENDED          %         ENDED         %         ENDED
                                                   2000        CHANGE       1999       CHANGE       1998
                                                 --------      ------     --------     ------     --------
REVENUES
 Gross premiums written ......................   $ 14,464       (12%)     $ 16,358      (67%)     $ 49,217
 Ceded premiums ..............................       (949)      (55%)       (2,038)     (95%)      (39,420)
 Change in unearned premiums .................       (219)      (90%)       (2,097)     281%          (551)
                                                 --------      -----      --------      ----      --------
 Net premiums earned .........................     13,296         9%        12,223       32%         9,246
 Net investment income .......................      9,323         8%         8,641        1%         8,528
 Net realized gains (losses) .................     (2,001)       nm            (60)      nm          2,814
 Management fees .............................      2,318       (72%)        8,208      145%         3,354
                                                 --------      -----      --------      ----      --------
 TOTAL REVENUES ..............................     22,936       (21%)       29,012       21%        23,942

EXPENSES
 Losses and loss adjustment expenses .........      3,952       (76%)       16,650      (27%)       22,745
 Operating expenses ..........................     13,322       --          12,988       (7%)       14,024
 Rebate on credit support arrangements .......        --        --           5,510      --             --
 Policy acquisition costs ....................        996        40%           713       65%           433
 Commitment fees .............................        600       --             600      --             600
 Excess of loss facility .....................        200       --             200      --             200
                                                 --------      -----      --------      ----      --------
 TOTAL EXPENSES ..............................     19,070       (49%)       36,661       (4%)       38,002
 Cumulative effect of change in
  accounting principle .......................        --        --             --       --          (3,928)
                                                 --------      -----      --------      ----      --------
 NET INCOME (LOSS) ...........................      3,866      (155%)       (7,649)     (58%)      (17,988)
 Pay-in-kind dividends--preferred stock ......    (13,306)       (7%)      (14,324)     (28%)      (19,961)
 Accretion--preferred stock ..................       (592)       (8%)         (642)     (32%)         (947)
                                                 --------      -----      --------      ----      --------
 NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS ...............................   $(10,032)      (57%)     $(22,615)     (42%)     $(38,896)
                                                 ========      =====      ========      ====      ========
---------------

nm--not meaningful.


PREMIUMS

     The net premiums earned in 2000 of $13.3 million were derived from $14.4 million of gross premiums written, of which $0.9 million were ceded under reinsurance agreements, and offset by a $0.2 million change in unearned premiums. As mentioned above, the growth in net premiums earned was limited by the uncertainty over Commercial Guaranty Assurance's "AAA" rating and primarily attributable to insurance in force as of the prior year. Premiums written were further depressed during 2000 as a result of premium discounts provided to St. George of approximately $2.6 million, which Commercial Guaranty Assurance agreed to in an effort to help St. George with continuing liquidity issues.

     The net premiums earned in 1999 of $12.2 million were derived from $16.3 million of gross premiums written, of which $2.0 million were ceded under reinsurance agreements, and offset by a $2.1 million change in unearned premiums. Ceded premiums in 1999 were affected by approximately $1.0 million of charges due to the recognition of prepaid reinsurance premiums related to Commercial Financial Services securities. As a result of claims paid in 1999 related to the Commercial Financial Services securities by Commercial Guaranty Assurance's reinsurer, the reinsured exposure decreased from approximately $154 million to approximately $58 million, thereby requiring early recognition of the $1.0 million charge. Commercial Guaranty Assurance paid an up-front premium of $1.3 million for the reinsurance in October 1998. Most of the increase in unearned premiums during 1999 was from one transaction for which Commercial Guaranty Assurance received an up-front premium of approximately $1.8 million, of which only $11 thousand was earned in 1999. Net premiums earned increased by approximately $3 million, or 32% for 1999 compared to 1998. The increase was primarily the result of a 43% increase in insurance in force as of December 31, 1999 compared to December 31, 1998.

     Net premiums earned in 1998 of $9.2 million were derived from $49.2 million of gross premiums written, of which $39.4 million were ceded under reinsurance agreements, and offset by a $0.6 million change in unearned premiums. The gross premiums written and ceded premiums included approximately $39 million from one transaction. The transaction was entered into by Commercial Guaranty Assurance to mitigate risks related to its exposure in connection with guarantees of two credit facilities for St. George. As a result of turmoil in certain areas of the capital markets during the month of October 1998, the spreads over treasuries at which investors were willing to purchase certain securities widened considerably. This spread widening caused a decrease in the market value of many of the securities used as collateral for two of St. George's insured credit facilities. The facilities had requirements that the lender's operating ratio, (the portfolio market value divided by the loan outstanding) be maintained above certain levels. In the event that an operating ratio fell below the required level and was not brought into compliance within a cure period, the lender could liquidate the collateral and require Commercial Guaranty Assurance to pay any remaining balance outstanding under the credit facility. On October 30, 1998, Commercial Guaranty Assurance provided asset specific guarantees and obtained third party credit support on a "cut-through" basis on approximately $382 million par amount of securities within the two insured investment portfolios. The three parties that provided such credit support are institutional investors in the Company. The effect of this third party credit support was to substantially increase the market value and reduce the future market value volatility of the credit enhanced securities. In connection with these arrangements, Commercial Guaranty Assurance received a premium of $38.95 million from its two clients, and ceded an aggregate of $38.7 million to the institutions that provided the cut-through credit enhancement. In April 1999, the credit support arrangements were cancelled and $29.5 million of premium was refunded to St. George.

MANAGEMENT FEES

     Management fees decreased to $2.3 million in 2000 from $8.2 million in 1999. The decrease results primarily from there being no finance origination fees or resecuritization structuring fees earned in 2000, whereas $5.2 million of such fees where earned in 1999. Investment management fees were approximately $3 million in 1999. The $0.7 million reduction in 2000 results principally from fee discounts provided to St. George of approximately $0.6 million during 2000 to help St. George with the liquidity difficulties discussed above.

     Management fees increased to $8.2 million in 1999 from $3.3 million in 1998. The $8.2 million is comprised of $1.7 million of structuring fees earned in connection with three resecuritizations, $3.5 million of finance origination fees, and approximately $3.0 million of investment management fees. No structuring or finance origination fees were earned in 1998. During 2000, CGA Investment Management's assets under management decreased by 8% to $2.3 billion at December 31, 2000 from $2.5 billion as of December 31, 1999. During 1999 assets under management increased by 39% from $1.8 billion as of December 31, 1998.

     The decrease in investment management fees earned as a percentage of assets under management is attributable to clients of CGA Investment Management having resecuritized approximately $1.5 billion in assets over the period between September 1998 and September 2000. The asset management fees earned from these resecuritization transactions are lower than the asset management fees earned while these assets remained in such clients' investment portfolios. In addition, at the request of certain clients, during 1999, CGA Investment Management reduced the amount of the asset management fee by 60% from 25 basis points to 10 basis points to assist them with the liquidity difficulties discussed above.

INSURANCE IN FORCE

     The amount of Commercial Guaranty Assurance's insured portfolio decreased by $9 million during 2000, resulting in a relatively constant $2.2 billion net par as of December 31, 2000 and 1999. Although new volume of $791 million occurred during 2000, it was offset by the resecuritizations and amortization.

     The following table shows the net par insured obligations at December 31, by asset type:


                                                                  2000            1999            1998
      ASSET TYPE                                               (IN 000'S)      (IN 000'S)      (IN 000'S)
      ----------                                               ----------      ----------      ----------
      Auto .................................................   $    9,916      $   26,158      $    3,158
      Commercial loan and bond obligations .................      349,523         327,335         189,375
      Commercial mortgage-backed securities ................      518,771         614,217         185,754
      Corporate asset-backed securities ....................      175,219         147,490          90,000
      Credit card receivables ..............................      155,355         165,997         185,732
      Equipment ............................................       12,639          17,111          27,129
      Future flows .........................................       24,162          55,463          39,108
      Home equity loans ....................................      339,324         374,280         236,381
      Real estate investment trust debt ....................      201,638         256,774         381,777
      Real estate investment trust preferred stock .........       65,000          70,000          70,000
      Sovereign debt .......................................       90,000          90,000         120,000
      Residual value insurance .............................       11,165             --              --
      Other consumer asset-backed securities ...............      273,125          89,640          31,250
                                                               ----------      ----------      ----------
      Total ................................................   $2,225,837      $2,234,465      $1,559,664
                                                               ==========      ==========      ==========


     The following table presents the credit ratings of the above assets, as assigned by one or more nationally recognized credit rating agencies, based on net par outstanding at December 31:

                                              2000      1999      1998
                                              ----      ----      ----

            "AAA" ........................      4%        4%        4%
            "AA" .........................     14%        2%        3%
            "A" ..........................     26%       25%       12%
            "BBB" ........................     45%       58%       67%
            "BB" .........................     10%        9%       11%
            Not rated ....................      1%        2%        3%
                                              ----      ----      ----
            Total ........................    100%      100%      100%
                                              ====      ====      ====

     The credit quality of the portfolio improved slightly during 2000 and 1999 as non-investment grade exposure decreased from 14% at December 31, 1998 to 11% at December 31, 1999 and 2000. Exposure to securities rated "A" or better increased to 44% of the portfolio at December 31, 2000 from 31% at December 31, 1999.

INVESTMENT INCOME

     Net investment income was $9.3 million for the year ended December 31, 2000, $8.6 million for 1999, and $8.5 million for the period ended December 31, 1998. Net investment income is presented after deducting the cost of external investment management and custodial fees that totaled $0.2 million in 2000, $0.1 million for 1999 and $0.3 million for 1998. Commencing in September 1998, Commercial Guaranty Assurance modified its investment strategy to have the investment portfolio closely match the returns of a "Double-A" or better three to five year Eurodollar bond index. This strategy results in a less actively managed portfolio, which resulted in the management fee being reduced by approximately twenty basis points per annum.

     During 2000, realized losses of $2.0 million resulted from selling securities with maturities of approximately two years or less. The proceeds were used to buy longer dated securities to maintain the three to five year average life of the portfolio. The new strategy also resulted in above normal turnover of the portfolio in 1998 and contributed to the realized gains of $2.8 million during 1998. The total market value of the investment portfolio, other investments, cash and accrued interest receivable at December 31, 2000, was $167 million compared to $163.5 million at December 31, 1999. Cash used for operations, including $10.3 million for claims paid, offset increases in such balances from interest income of $9.3 million and appreciation of $8 million. In April 1999, $47 million was added to the portfolio with proceeds from CGA Group's rights offering. Cumulative unrealized gains in the portfolio as of December 31, 2000 were $1.5 million compared to $6.5 million of unrealized losses as of December 31, 1999. The unrealized gains in the portfolio resulted from the decrease in interest rates during 2000, whereas the unrealized losses in the portfolio at December 31, 1999 resulted from the increase in interest rates during 1999. The average yield to maturity on the investment portfolio was 5.97% at December 31, 2000 compared to 6.86% at December 31, 1999 and 4.82% at December 31, 1998.

OPERATING EXPENSES

     Operating expenses for the year ended December 31, 2000 were approximately $13.3 million, $13.0 million for 1999 and $14.0 million for the year ended December 31, 1998. These costs are primarily personnel related, which totaled $9.0 million for 2000, $8.8 million for 1999 and $7.4 million for 1998. Although the Company experienced staff reductions through attrition during 2000, compensation levels for the remaining staff were increased to maintain them at market levels and to ensure retention of staff during the period of the "AAA" rating uncertainty. The primary reason for the operating expense reduction in 1999 compared to 1998 was due to a non-recurring expense of $1.2 million of client acquisition costs in 1998 which had previously been capitalized. These costs were incurred by CGA Investment Management to set up new investment programs and funding sources for its clients. The majority of the other operating expenses are comprised of occupancy costs, professional fees, travel, information services, and administration.

REBATE ON CREDIT SUPPORT ARRANGEMENTS

     In December 1999, CGA Investment Management paid $5.5 million to St. George to cover a portion of the $9.5 million net cost incurred by St. George for the credit support arrangements which were provided in 1998 and cancelled in 1999.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     Commercial Guaranty Assurance established general loss reserves of $1.6 million in 2000, $3.3 million in 1999, and $2.0 million in 1998. Commercial Guaranty Assurance established case basis reserves, net of reinsurance, of $2.6 million in 2000, $15.3 million in 1999 and $20.8 million in 1998.

     In December 1998, Commercial Financial Services Inc., a credit-card debt collection company and certain affiliates filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Commercial Guaranty Assurance previously had guaranteed approximately $212 million face amount of certain asset backed securities issued by various trusts established and serviced by CFS (the "CFS Securities"), and had reinsured approximately $162 million of this exposure, so that its original net exposure was $50 million. As of December 31, 2000, Commercial Guaranty Assurance has made claim payments under its guarantees in respect of the insured CFS Securities in an aggregate amount of approximately $150.7 million, of which $115.2 million was covered by reinsurance. In connection with these claim payments, Commercial Guaranty Assurance and its reinsurer acquired a corresponding face amount of the underlying securities, which have no readily determinable market value and have not been recorded on the books of Commercial Guaranty Assurance. All payments received on the underlying securities so acquired by Commercial Guaranty Assurance are being used to purchase additional securities from Commercial Guaranty Assurance's clients, until Commercial Guaranty Assurance has no further exposure in respect of these securities.

     As a result of the claim payments described above and interim principal repayments, Commercial Guaranty Assurance's gross remaining potential exposure in respect of these securities has been reduced to $30.7 million as of December 31, 2000, of which $23.5 million is covered by reinsurance, leaving Commercial Guaranty Assurance with a remaining net exposure of $7.2 million. Commercial Guaranty Assurance does not anticipate that it will have to pay any further claims in respect of these securities and accordingly, no additional case basis reserves have been established.

     Commercial Guaranty Assurance and various other plaintiffs have commenced legal proceedings against Commercial Financial Services, certain of its officers and shareholders, its auditors, and its legal and financial advisors, alleging various counts of federal and state securities law violations and common law fraud. Management believes that it is too early to predict what, if anything, Commercial Guaranty Assurance may ultimately recover out of these legal proceedings, or from Commercial Financial Services estate in bankruptcy.

     In April 2000, Commercial Guaranty Assurance paid a $2.6 million claim in connection with a $20 million face amount "Triple-B" rated tranche of a home equity loan securitization held by one of the St. George companies. Based on its ongoing surveillance of the St. George portfolio, CGA Investment Management was concerned about the deteriorating credit quality of the collateral pool underlying this security, and believed that it would mitigate the potential losses to Commercial Guaranty Assurance if the security were divested. CGA Investment Management accordingly recommended the divestiture of the security to Commercial Guaranty Assurance which, as insurer of St. George's liabilities and after reviewing CGA Investment Management's analysis and recommendations, directed CGA Investment Management, as investment adviser to St. George, to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in Commercial Guaranty Assurance's case basis reserve at March 31, 2000. Commercial Guaranty Assurance made the claim payment of $2.6 million on April 27, 2000. As a result of this claim payment, Commercial Guaranty Assurance is entitled under the transaction documentation to share in a portion of the monthly cash flow from the underlying assets to partially mitigate the loss. For the year ended December 31, 2000, Commercial Guaranty Assurance recovered approximately $289,000 under these provisions. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management is currently recording these recoveries as reported.

     Surveillance for transactions in the St. George and Cobalt companies is currently performed by CGA Investment Management of behalf of Commercial Guaranty Assurance pursuant to a surveillance contract. In accordance with the provisions of this agreement, CGA Investment Management monitors each asset owned by St. George and Cobalt and provides detailed surveillance reports to Commercial Guaranty Assurance on a monthly or quarterly basis, depending on asset type. As part of its ongoing surveillance procedures, Commercial Guaranty Assurance maintains and regularly updates a watchlist of those credits which Management believes are showing poor or worsening credit characteristics, or are otherwise showing trends that could indicate worsening credit performance in the future. These watchlist credits are ranked in categories, ranging from those that are subject to heightened scrutiny, to those which Management believes have a materially higher risk of ultimately resulting in a claim. As of December 31, 2000, there were two asset backed securities, both collateralized debt or loan obligations totaling $36 million in principal amount, and one corporate default swap in the principal amount of $5 million, in the lowest category of the watchlist. As Management does not believe that a loss in respect of any of these securities is both "probable and determinable", Commercial Guaranty Assurance has not posted case basis reserves in respect of these exposures. Management will continue to monitor these securities carefully, and may establish case basis reserves against these exposures in the future, to the extent their credit performance deteriorates further.

CHANGE IN ACCOUNTING PRINCIPLE

     In 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities", which required the Company to expense organization costs as incurred. The Company expensed the remaining unamortized organization costs totaling $3.9 million in 1998 which is reflected in the financial statements as a change in accounting principle.

PREFERRED DIVIDENDS AND ACCRETION

     For the year ended December 31, 2000 the pay-in-kind dividends on preferred stock and accretion on preferred stock totaled $13.9 million compared to $15.0 million for 1999 and $20.9 million for 1998. The decreases result from the conversion of all outstanding Series B preferred stock into common stock on March 31, 1999.

SUMMARY OF OPERATING SEGMENTS

     CGA Group has two reportable segments: Commercial Guaranty Assurance and CGA Investment Management (see description of each segment in Note 1). CGA Group's management has identified the operating segments on the basis that they are separate entities with each entity carrying on a different type of business and their performances are evaluated separately by management. Commercial Guaranty Assurance provides financial guaranty insurance and CGA Investment Management provides investment management services. North America comprises 94% of the insured obligations geographic exposure. Other countries include Turkey, Greece, Poland and Portugal, each of which comprise 1.5% or less of the geographic exposure. The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies.

     The table below presents financial information for each of the operating segments.

     As of and for the year ended December 31, 2000:


                                               COMMERCIAL          CGA
                                                GUARANTY       INVESTMENT
                                               ASSURANCE       MANAGEMENT       CGA GROUP           TOTAL
                                             ------------      ----------      -----------      ------------
REVENUES
Net premiums earned ......................   $ 13,295,707      $      --       $       --       $ 13,295,707
Net investment income ....................      9,119,467          49,294          154,899         9,323,660
Net realized losses ......................     (2,001,351)            --               --         (2,001,351)
Management fees ..........................            --        2,318,255              --          2,318,255
Intersegment revenue (a) .................            --          550,676        1,061,712         1,612,388
                                             ------------      ----------      -----------      ------------
  TOTAL REVENUES .........................     20,413,823       2,918,225        1,216,611        24,548,659
                                             ------------      ----------      -----------      ------------
EXPENSE ITEMS
Losses and loss adjustment expenses ......      3,952,100             --               --          3,952,100
Operating expenses .......................      1,478,907      10,067,019        1,776,329        13,322,255
Acquisition costs ........................        996,260             --               --            996,260
Commitment fees ..........................        600,000             --               --            600,000
Excess of loss facility ..................        200,000             --               --            200,000
Intersegment expenses ....................        550,676       1,061,712              --          1,612,388
                                             ------------      ----------      -----------      ------------
  TOTAL EXPENSES .........................      7,777,943      11,128,731        1,776,329        20,683,003
                                             ------------      ----------      -----------      ------------
  NET INCOME (LOSS) ......................     12,635,880      (8,210,506)        (559,718)        3,865,656
                                             ------------      ----------      -----------      ------------
ASSETS
  TOTAL ASSETS ...........................   $180,141,791      $2,556,158      $24,189,821      $206,887,770
                                             ============      ==========      ===========      ============
-------------

(a)  Intersegment revenues are comprised of interest on intercompany loans and surveillance fees.
     As of and for the year ended December 31, 1999:


                                               COMMERCIAL          CGA
                                                GUARANTY       INVESTMENT
                                               ASSURANCE       MANAGEMENT       CGA GROUP           TOTAL
                                             ------------      ----------      -----------      ------------
REVENUES

Net premiums earned ......................   $ 12,223,484      $      --       $       --       $ 12,223,484
Net investment income ....................      8,030,130          61,479          549,942         8.641,551
Net realized losses ......................        (60,485)            --               --            (60,485)
Management fees ..........................            --        8,207,746              --          8,207,746
Intersegment revenue .....................            --          349,546          257,589           607,135
                                             ------------      ----------      -----------      ------------
  TOTAL REVENUES .........................     20,193,129       8,618,771          807,530        29,619,431
                                             ------------      ----------      -----------      ------------
EXPENSE ITEMS
Losses and loss adjustment expenses ......     16,650,000             --               --         16,650,000
Operating expenses .......................      1,279,553       9,940,212        1,767,831        12,987,596
Rebate on credit support arrangements ....            --        5,510,000              --          5,510,000
Acquisition costs ........................        713,571             --               --            713,571
Commitment fees ..........................        600,000             --               --            600,000
Excess of loss facility ..................        200,000             --               --            200,000
Intersegment expenses ....................        349,546         257,589              - -           607,135
                                             ------------      ----------      -----------      ------------
  TOTAL EXPENSES .........................     19,792,670      15,707,801        1,767,831        37,268,302
                                             ------------      ----------      -----------      ------------
  NET INCOME (LOSS) ......................        400,459      (7,089,030)        (960,301)       (7,648,871)
                                             ------------      ----------      -----------      ------------
ASSETS
  TOTAL ASSETS ...........................   $190,644,086      $3,005,640      $17,302,581      $210,952,307
                                             ============      ==========      ===========      ============



     As of and for the year ended December 31, 1998:

                                               COMMERCIAL          CGA
                                                GUARANTY       INVESTMENT
                                               ASSURANCE       MANAGEMENT       CGA GROUP           TOTAL
                                             ------------      ----------      -----------      ------------
REVENUES
Net premiums earned ......................   $  9,246,289      $      --       $       --       $  9,246,289
Net investment income ....................      8,387,513          64,934           75,675         8,528,122
Net realized gains .......................      2,814,132             --               --          2,814,132
Management fees ..........................            --        3,353,499              --          3,353,499
Intersegment revenue .....................            --          122,301              --            122,301
                                             ------------      ----------      -----------      ------------
  TOTAL REVENUES .........................     20,447,934       3,540,734           75,675        24,064,343
                                             ------------      ----------      -----------      ------------
EXPENSE ITEMS
Losses and loss adjustment expenses ......     22,745,000             --               --         22,745,000
Operating expenses .......................      1,558,407      10,711,550        1,753,409        14,023,366
Acquisition Costs ........................        433,217             --               --            433,217
Commitment Fees ..........................        600,000             --               --            600,000
Excess of loss facility ..................        200,000             --               --            200,000
Intersegment expenses ....................        122,301             --               --            122,301
                                             ------------      ----------      -----------      ------------
  TOTAL EXPENSES .........................     25,658,925      10,711,550        1,753,409        38,123,884
                                             ------------      ----------      -----------      ------------
  NET LOSS ...............................     (5,210,991)     (7,170,816)      (1,677,734)      (14,059,541)
                                             ------------      ----------      -----------      ------------
Cumulative effect of change in accounting
 policy ..................................      1,127,353         480,207        2,320,678         3,928,238
                                             ------------      ----------      -----------      ------------
ASSETS
  TOTAL ASSETS ...........................   $214,823,536      $3,752,936      $ 7,860,816      $226,437,288
                                             ============      ==========      ===========      ============

     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements.
Depreciation expense is included in operating expenses.


                                                                  2000             1999              1998
                                                               ------------     ------------      ------------
REVENUES
Total revenues for reportable segments .....................   $ 24,548,659     $ 29,619,431      $ 24,064,343
Elimination of intersegment revenues .......................     (1,612,388)        (607,135)         (122,301)
                                                               ------------     ------------      ------------
  Total consolidated revenues ..............................   $ 22,936,271     $ 29,012,296      $ 23,942,042
                                                               ------------     ------------      ------------
EXPENSES
Total expenses for reportable segments .....................   $ 20,683,003     $ 37,268,302      $ 38,123,884
Elimination of intersegment operating expenses .............     (1,612,388)        (607,135)         (122,301)
                                                               ------------     ------------      ------------
  Total consolidated expenses ..............................   $ 19,070,615     $ 36,661,167      $ 38,001,583
                                                               ------------     ------------      ------------
ASSETS
Total assets for reportable segments .......................   $206,887,770     $210,952,307      $226,437,288
Intercompany loans .........................................    (26,075,000)      (8,700,421)       (7,551,429)
Other intercompany balances ................................     (2,081,700)      (2,632,378)       (2,981,926)
                                                               ------------     ------------      ------------
  Total consolidated assets ................................   $178,731,070     $199,619,508      $215,903,933
                                                               ============     ============      ============

LIQUIDITY AND CAPITAL RESOURCES

     In 1997, CGA Group capitalized Commercial Guaranty Assurance with $125 million. On March 31, 1999, CGA Group contributed an additional $27.2 million to Commercial Guaranty Assurance using proceeds from the sale of CGA Group's Series C preferred stock. In June 1999, CGA Group contributed an additional $7.1 million to Commercial Guaranty Assurance. Alliance Capital Management Corporation manages Commercial Guaranty Assurance's entire investment portfolio. These funds are invested in foreign corporate and government debt securities which are rated "Double-A" or higher and denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. As of December 31, 2000, the duration of the portfolio was 3.2 years. The investment portfolio had a return of 10.3% for the year ended December 31, 2000, while the Merrill Lynch Eurodollar High Quality 3-5 Year Index, against which the portfolio's performance is measured, returned 10.54%.

     CGA Investment Management was capitalized with $3 million. It has required additional funding from CGA Group since its commencement of operations through December 31, 2000 of $23.9 million to cover its operations. It is projected to require additional funding at least through 2005 while it continues to build its assets under management up to an amount that generates sufficient fee income to cover its operations.

     On a consolidated basis, CGA Group used $3.1 million of cash for operating activities during 2000 compared to using $15.8 million during 1999 and providing $1.2 million in 1998. CGA Group applied $4.7 million of net cash to investing activities in 2000 compared to $23.9 million of net cash during 1999 and $5.8 million in 1998. Cash flows from financing activities in 1999 resulted from the sale of Series C preferred stock, which raised net proceeds of $49.9 million.

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

     CGA Group does not expect to pay cash dividends to its shareholders. Commercial Guaranty Assurance's Board of Directors has passed a resolution that Commercial Guaranty Assurance will not declare or pay cash dividends before June 2002. After June 2002, Commercial Guaranty Assurance intends to comply with dividend restrictions, if any, imposed by Fitch subject to covenants contained in the subscription agreements for the various classes of CGA Group's stock. In addition, Commercial Guaranty Assurance's dividend payments are subject to certain limitations under Bermudian insurance regulations that require minimum solvency margins and liquidity ratios.

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

     As a result of Fitch's downgrade of Commercial Guaranty Assurance's financial strength from AAA to AA, the Company has notified all shareholders that provided capital commitments that the full $60 million of these commitments must be funded by close of business on April 23, 2001. To the extent that any of these investors are not rated at least "Double-A" by one or more nationally recognized statistical rating organizations, such investors have secured their obligations in respect of their capital commitment by posting a letter of credit or comparable form of credit support from a financial institution rated at least "Double-A" by one or more such rating organizations. Because the amount of these commitments are already included in determining Commercial Guaranty Assurance's claims-paying resources, the funding of the commitments will have no net effect on Commercial Guaranty Assurance's claims-paying resources as assessed by the rating agencies.

     As stated earlier, on March 14, 2001 Fitch downgraded Commercial Guaranty Assurance's financial strength rating to `AA', and its rating remains on "Rating Watch Negative". Fitch's downgrade of Commercial Guaranty Assurance's financial strength rating will have a material adverse effect on its ability to write new financial guaranty insurance business. Many of Commercial Guaranty Assurance's competitors in the area of providing credit enhancement are rated "Triple-A" by one or more of the major rating agencies. Being rated AA by Fitch will place Commercial Guaranty Assurance at a distinct competitive disadvantage as compared to providers of credit enhancement with higher ratings. The Fitch downgrade will significantly decrease the desirability of Commercial Guaranty Assurance's insurance for many investors, and materially adversely affect both the volume of new business Commercial Guaranty Assurance will be able to write, as well as the premiums Commercial Guaranty Assurance will be able to charge for its insurance. In addition, it is possible that Fitch's action may prompt one or more of the other rating agencies that currently rates Commercial Guaranty Assurance's financial strength to lower its rating of Commercial Guaranty Assurance. Nevertheless, a "Double-A" rating is still a high "investment grade" rating, Commercial Guaranty Assurance's claims-paying resources of almost $250 million remain unimpaired, and Fitch's action will have no adverse impact on Commercial Guaranty Assurance's ability to meet its obligations to policyholders.

     If Fitch were to further downgrade Commercial Guaranty Assurance's financial strength rating, there would be further adverse consequences for Commercial Guaranty Assurance. A downgrade to below "Double A" would trigger the acceleration of certain liabilities of St. George and Cobalt that have been guaranteed by Commercial Guaranty Assurance. To the extent that St. George or Cobalt were unable to repay these liabilities in full, which could result if the securities collateralizing the obligations could not be sold for a price at least equal to the outstanding principal balance of the related liability plus accrued and unpaid interest thereon, Commercial Guaranty Assurance would be liable under its guarantees for the amount of any repayment shortfall. Although the Company believes that Commercial Guaranty Assurance's claims-paying resources currently are adequate to cover the amount of any such shortfalls and still provide adequate protection for outstanding policies, a decline in the market value of these securities would result in an equivalent increase in the size of the shortfall required to be paid by Commercial Guaranty Assurance. At this time, the Company has not completed its assessment of the likely amounts and timings of such shortfalls. In addition, as well as further decreasing the volume of new insurance Commercial Guaranty Assurance could write and the amount of premiums it could charge for its insurance, certain other occurrences would be triggered in the event of a downgrade, which may, or may not, have a material adverse effect upon the Company, depending upon timing of the occurrence. However, a downgrade to below "Double A" would severely jeopardize Commercial Guaranty's business prospects and could raise substantial doubt about its ability to continue as a going concern.

     At December 31, 2000, Commercial Guaranty Assurance's claims paying resources were $247.3 million, compared to $238.6 million at December 31, 1999.

     On October 31, 2000, Standard & Poor's, a major rating agency, announced that it had acquired Canadian Bond Rating Service, and that it would work to "harmonize" outstanding ratings from Canadian Bond Rating Service with those of Standard & Poor's. Although Canadian Bond Rating Service currently rates Commercial Guaranty Assurance's claims paying ability as "A++" (triple-A), Commercial Guaranty Assurance is not rated by Standard & Poor's. It is currently unclear what rating would be assigned to Commercial Guaranty Assurance by Standard & Poor's as a result of this harmonization process, or what action Commercial Guaranty Assurance might take in connection therewith. Commercial Guaranty Assurance expects that it will, in the near future, either request that Canadian Bond Rating Service withdraw its rating of Commercial Guaranty Assurance's claims-paying ability or work with Standard & Poor's to clarify Commercial Guaranty Assurance's ratings from Canadian Bond Rating Service. Pending clarification of the status of Commercial Guaranty Assurance's rating from Canadian Bond Rating Service and, in light of the Fitch downgrade, Dominion Bond Rating Service, Commercial Guaranty Assurance's ability to provide credit enhancement for Canadian transactions will be significantly curtailed, at least until such time as the status of Commercial Guaranty Assurance's ratings from these two Canadian rating agencies is clarified.

     In late March 2001, Commercial Guaranty Assurance was made aware of four collateralized debt obligation transactions owned by its clients on which interest payments are being deferred or are expected by Management to be deferred in the near future due to these transactions failing certain of their coverage tests. The aggregate principal balance of these four securities is $91 million. Collateralized debt and loan obligations are securities issued in securitization transactions that are backed by pools of high yield bonds and loans. These transactions are typically structured with overcollateralization, debt service coverage and other tests. When these tests are breached, transaction cash flow (including interest payments on the underlying bonds and loans) that would otherwise be used to pay interest on the more junior classes of securities issued in the transaction are used instead to prepay principal on the most senior outstanding tranche of securities issued in the transaction. Because the principal balance of these senior securities is now being prepaid out of interest payments on the underlying bonds, this results in a smaller principal amount of securities outstanding that are now supported by a proportionately larger pool of collateral, which ultimately benefits all of the transaction's securityholders. The unpaid interest on the junior tranches of securities is deferred and added to the outstanding principal amount of these securities. Once enough of the senior securities are repaid so that the transaction is once again in compliance with all applicable coverage tests, normal interest payments on all classes of the transaction's securities are resumed. The deferred interest is ultimately repaid as the underlying bonds pay down.

     As a result of interest payments not being made on these securities, Commercial Guaranty Assurance expects that its clients will therefore have insufficient funds to pay certain of its liabilities, and that Commercial Guaranty Assurance will have to make such payments under its guarantees. Commercial Guaranty Assurance believes that these payments will aggregate approximately $3 million in each of 2001, 2002 and 2003. However, Commercial Guaranty Assurance expects that each of these securities will resume paying cash interest in 2004 and thereafter, and that the payments made by Commercial Guaranty Assurance will be fully reimbursed over a period of approximately 7-8 years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 137 and SFAS No. 138, which CGA Group is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of adopting SFAS 133 as of December 31, 2000 would have resulted in a $4.2 million charge against earnings presented in the statement of operations as a cumulative effect of a change in accounting principle.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

RISK MANAGEMENT

     In the ordinary course of business, the Company, through its subsidiaries, manages a variety of risks. Of these, the primary risk is the credit risk taken by Commercial Guaranty Assurance in respect of obligations insured by it. Other material risks include those in respect of credit derivatives, liquidity, capital markets, and exposure to reinsurers. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

CREDIT RISK

     The most significant risk to which the Company is exposed is credit risk. Credit risk occurs at a number of levels, primarily in respect of the securities and other financial obligations insured by Commercial Guaranty Assurance, but also in connection with counterparties to interest rate and currency swaps, credit derivatives, and liquidity providers.

     The primary credit risk to which Commercial Guaranty Assurance is exposed is the risk of default on the underlying securities or other financial obligations which it has guaranteed. Under its financial guaranty insurance policy, Commercial Guaranty Assurance would generally be liable to pay interest, principal and other amounts in respect of the insured obligation as these become due for payment in accordance with the payment terms of the underlying obligation, without giving effect to any acceleration thereof. In the event the issuer of a security insured by Commercial Guaranty Assurance were to default on its payment obligations, under its policy Commercial Guaranty Assurance would be obligated to make all scheduled payments when due for payment. Under its insurance policies, Commercial Guaranty Assurance would generally have the right, but not the obligation, to repay the defaulted security on an accelerated basis. Upon making payment in respect of a defaulted security, Commercial Guaranty Assurance would generally be subrogated to all rights and remedies of the issuer of the security in respect of any related collateral or other security, to the extent of the payment made by it.

CREDIT DERIVATIVES

     Commercial Guaranty Assurance has exposure to counterparties in respect of certain credit derivatives. Commercial Guaranty Assurance has entered into default swaps in respect of certain sovereign and corporate exposures. Commercial Guaranty Assurance has also guaranteed the payment obligations of certain of its clients under default swaps and total rate of return swaps.

   DEFAULT SWAPS

     Default swaps are credit derivatives that enable the owner of a security to transfer credit risk to another party. Commercial Guaranty Assurance has entered into default swaps directly with banks and investment banks and has also guaranteed the obligations of certain of its clients under default swaps.

     The party taking the credit exposure in a default swap receives a net payment that is the economic equivalent of a premium. Unless a credit event occurs, the swap typically terminates on the maturity date of the references security, and there is no termination payment at maturity. Credit events relate to the reference security and typically include:

     (i)   bankruptcy,

     (ii)  failure to pay,

     (iii) repudiation,

     (iv)  restructuring, and

     (v)   cross default or cross-acceleration.

     If a credit event occurs, Commercial Guaranty Assurance (or the insured client, as applicable) generally would be obligated to purchase the reference security at par plus accrued interest. In some cases, Commercial Guaranty Assurance (or the insured client) would have the additional option of cash settlement, whereby it can make a payment equal to the difference between the market value of the security at the time, and the par value of the security.

   PRINCIPAL RISKS ASSOCIATED WITH DEFAULT SWAPS INCLUDE:

     (i) credit risk--a loss may be incurred pursuant to a credit event in respect of the underlying or reference security;

     (ii) market value risk--this risk is limited to cash settlement or to the value of the reference security following a physical settlement upon a credit event;

     (iii)counterparty bankruptcy risk--from Commercial Guaranty Assurance's perspective, the counterparty's fixed payments would no longer be received; however, the swap would terminate and Commercial Guaranty Assurance would no longer have the credit exposure to the reference security;

     (iv) liquidity risk--if a credit event occurs, Commercial Guaranty Assurance (or the insured client) must fund the purchase of the reference security. The cash amount required may be reduced in the event of a cash settlement, but this option may not be attractive if the reference security is illiquid or is marked at an unattractive price; and

     (v) assignment risk--if the reference security carries certain rights, remedies, or obligations (such as voting rights related to a bank loan), these should be assignable in the event of a physical settlement.

     As of December 31, 2000, Commercial Guaranty Assurance was party to an aggregate $210 million notional amount of default swaps. $120 million in notional amount of this exposure was in respect of 16 corporate credits, ranging from $5 million to $30 million in notional amount. Each such default swap has a five-year term, with $75 million in notional amount maturing in September 2003, and $45 million in notional amount maturing in June 2004. The remaining $90 million in notional amount of default swap exposure consists of five sovereign or quasi-sovereign credits, ranging in notional amount from $10 million to $20 million. Each of these default swaps matures in November 2002. As noted above, unless a default event occurs in respect of the reference security to which the default swap pertains, Commercial Guaranty Assurance will not be required to make any payments and will have no further exposure under the default swap following the maturity date thereunder.

   TOTAL RATE OF RETURN SWAPS

     Total rate of return swaps are credit derivatives that are used by certain of Commercial Guaranty Assurance's clients to assume credit exposure without using cash. Effectively, these clients receive all the economic benefits of owning the investment without financing it on its balance sheet. At the end of the total rate of return swap's term (typically one year), the client must purchase the underlying bond at the amount that had been financed less any principal payments received. Any market value appreciation or decline is for the client's account.

     These swaps are either provided by investment banks selling the bond or through swap lines provided by certain institutional lenders. The total rate of return swap's counterparty benefits from a surety bond from Commercial Guaranty Assurance guaranteeing the client obligations under the swap. The counterparty also retains an ownership interest in the specific bond that is being financed. In general, Commercial Guaranty Assurance's underwriting guidelines require no less than a "Double-A minus" rating from Standard & Poor's or Moody's for eligible total rate of return swap counterparties.

     There are three principal risks associated with total rate of return swaps:

    (i) refinancing risk--if at the termination date the counterparty does not roll its exposure to the insured client at the then current notional or financing rate, then the underlying reference security will need to be refinanced at the then current market value and financing rates;

    (ii) market value risk--many total rate of return swaps (but not all) have market value triggers ranging from 5% to 10% of the notional amount. If the market value of the reference security drops below the relevant dollar price, then either (a) cash collateral will need to be posted (normally enough to bring the collateral package back to par), or (b) an early termination event can be declared by the counterparty; and

    (iii)counterparty bankruptcy risk--the insured client does not have a security interest in the underlying bond that is being financed. In the event of the counterparty's bankruptcy, the insured client would have only an unsecured claim against the counterparty.

     Under its surety bond, Commercial Guaranty Assurance typically guarantees any payment default by its insured clients under their total rate of return swaps, and would thus be liable to cover any payment default by its clients thereunder.

     As of December 31, 2000, Commercial Guaranty Assurance had exposure in respect of approximately $228 million in notional amount of reference securities held by various clients under total rate of return swaps. The underlying reference securities consist of subordinated tranches of credit card securitizations ($138 million), REIT senior debt ($34 million), emerging markets debt ($26 million), future flow transactions ($13 million), and securities backed by home equity loans ($17 million). As noted above, total rate of return swaps are generally for one-year terms, with a market value "true-up" typically required upon renewal. See also "Liquidity" below.

   LIQUIDITY

     The liabilities of certain of Commercial Guaranty Assurance's clients (e.g., St. George Investments III) and the medium term notes that are issued by Guaranteed Finance Company and insured by Commercial Guaranty Assurance do not necessarily provide term funding for the assets owned by these companies. This could result in incremental exposure to Commercial Guaranty Assurance in the event of an inability to refinance an asset at the maturity date of the associated liability, especially when the asset's market value is lower than its acquisition cost. Such inability to refinance could result in a claim against Commercial Guaranty Assurance in the amount of the market value loss on the securities liquidated to repay the maturing liability.

     As of December 31, 2000, there was approximately $579.7 million principal amount of medium term notes insured by Commercial Guaranty Assurance and outstanding under the Guaranteed Finance Company Medium Term Note Program, with maturities ranging from one month to fifteen years. The maturity schedule for these medium term notes is as follows: 2001 - $126.5 million, 2003 - $226.0 million, 2004 - $75.6 million, 2005 - $29.6 million, 2009 - $52.3 million, 2013
- $38.6 million, and 2015 - $31.1 million. In respect of the approximately $126.5 million in medium term notes maturing in 2001, CGA Investment Management intends that Guaranteed Finance Company will either retire the maturing liabilities through the issuance of further medium term notes or, in the event Guaranteed Finance Company cannot successfully issue and sell the required amount of additional medium term notes, Guaranteed Finance Company currently has approximately $150 million in cash and liquid assets which will be used to retire these liabilities as they mature.

     In the case of St. George Investments III, this vehicle is currently negotiating an extension of its $300 million revolving credit facility with the commercial paper conduit sponsored by a major U.S. bank. This facility has been in effect since May, 1998, but technically expired in July, 2000, although it has been extended by the lender on an interim basis pending final resolution of Commercial Guaranty Assurance's claims-paying ability rating with Fitch. Borrowings under this facility are currently limited to a maximum of $300 million at any one time outstanding until this facility is formally renewed. St. George Investments III had an aggregate principal amount of approximately $292 million outstanding under this facility as of December 31, 2000, all of which was guaranteed by Commercial Guaranty Assurance.

CAPITAL MARKETS

   SPREAD RISK (CREDIT SPREAD AND SWAP SPREAD WIDENING/COMPRESSION)

     The market value of a fixed income asset has two components, duration risk and credit spread risk. Duration risk is the risk of change in price of a fixed-rate bond as a result of changes in interest rates. To the extent that Commercial Guaranty Assurance is exposed to market value risk when it insures a client's liabilities, it requires such clients to hedge this risk, through interest rate swaps, to minimize fluctuations in the market value of their portfolios. Such interest rate swaps effectively convert fixed rate assets into synthetic floating rate bonds. Credit spread risk is the risk resulting from change in price of any non-government bond as a result of a change in the market's willingness to hold the issuer's risk. The Company believes that the change in the price of a bond due to credit spread movements (risk premium) cannot be hedged in today's market for the type of assets in the St. George and Cobalt portfolios. Credit derivative contracts with market value triggers are also subject to credit spread risk.

   INTEREST RATE MOVEMENTS

     The market value of fixed rate bonds fluctuates as underlying interest rates change (parallel shifts and/or twists). This is commonly measured by the modified duration of the bond. CGA Investment Management manages the duration risk of the assets in its clients' portfolios by swapping the fixed rate cash flows into LIBOR floating rate basis. The interest rate hedge is generally entered into simultaneously with the purchase by the client of the fixed rate bond. CGA Investment Management monitors the interest rate risks as agreed with each client and set forth in the investment guidelines for such client. Pursuant to the client's investment guidelines, each client's investment portfolio must be managed so as to remain within certain parameters in this market risk category.

   INTEREST RATE SWAPS

     To the extent Commercial Guaranty Assurance guarantees the liabilities of clients that use the liability proceeds to invest in securities, Commercial Guaranty Assurance requires, as a condition to providing its insurance, that the cash flows of both the asset and the related liability be either fixed rate for both asset and liability, or floating rate for both asset and liability, which mitigates the interest rate mismatches to which Commercial Guaranty Assurance would otherwise be exposed. To the extent that there would otherwise be a fixed rate/floating rate mismatch between an asset and a liability insured by Commercial Guaranty Assurance, Commercial Guaranty Assurance requires its client to obtain an interest rate swap from a counterparty meeting Commercial Guaranty Assurance's credit criteria to hedge the mismatch. The bankruptcy of a provider of an interest rate swap could leave Commercial Guaranty Assurance exposed to the marked-to-market value of the interest rate swap. In general, Commercial Guaranty Assurance's underwriting guidelines require that swap counterparties be rated not less than "Single-A" by one or more nationally recognized credit agencies.

                              ST. GEORGE AND COBALT
                    INTEREST RATE SWAP COUNTERPARTY EXPOSURE
                             AS OF DECEMBER 31, 2000

        DEBT RATING CATEGORY                      NOTIONAL AMOUNT ($MM)
        --------------------                      --------------------
        "Double A"                                        $896
        "Single A"                                        $409
        "Triple B"                                        $  5

  (for counterparties with split ratings, the lowest rating category governs).

     Most of the long dated interest rate swaps to which Commercial Guaranty Assurance has exposure have "true-up" provisions which allow either counterparty to terminate a swap contract in five years. This provision provides both counterparties with a credit risk mitigant. As of December 31, 2000, Commercial Guaranty Assurance has guaranteed the obligations of clients under approximately $400 million of long dated interest rate swaps with this type of provision.

   SPREAD DETERIORATION RISK

     Certain of Commercial Guaranty Assurance's clients (such as St. George Investments III) fund their LIBOR-based portfolios by borrowings under asset backed commercial paper facilities. This could subject the client to basis risk if LIBOR and asset backed commercial paper rates diverge. These two indices normally trade with a high degree of correlation; i.e. asset-backed commercial paper generally yields around LIBOR minus 5 basis points. However, in times of market disruption, such as occurred in September and October of 1998, asset-backed commercial paper widened to as much as LIBOR plus 20 basis points. To the extent that the LIBOR-based cash flow generated by these clients' investment portfolios is insufficient to cover their increased funding cost due to excessive widening of asset-backed commercial paper rates, Commercial Guaranty Assurance would generally be liable for any shortfall pursuant to the insurance issued by it.

REINSURANCE

     In the ordinary course of its business, Commercial Guaranty Assurance cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to policyholders. In the event that any or all of the reinsurers were unable to meet their obligations to Commercial Guaranty Assurance under these reinsurance arrangements, Commercial Guaranty Assurance would be liable for such defaulted amounts. Commercial Guaranty Assurance's exposure to reinsurers was $54.3 million as of December 31, 2000. All such exposure is with counterparties which are rated at least "Double-A minus" or the equivalent by one or more nationally recognized statistical credit rating agencies.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS OF THE COMPANY AND THE SUBSIDIARIES

     The table below sets forth the names, ages (as of March 1, 2001) and titles of the persons who are the members of the board of directors of CGA Group and the executive officers of CGA Group, Commercial Guaranty Assurance and CGA Investment Management.


        NAME                                              AGE               POSITION
        ----                                              ---               --------
Richard A. Price ......................................   54     Director, Chief Executive Officer and President,
                                                                   CGA Group
James R. Reinhart .....................................   44     Vice President and Chief Financial Officer, CGA
                                                                   Group and CGA
Michael M. Miran ......................................   48     President and Chief Underwriting Officer, CGA
Geoffrey N. Kauffman ..................................   42     President and Chief Executive Officer, CGAIM
Kem H. Blacker ........................................   45     Managing Director, CGAIM
Landon D. Parsons .....................................   42     Managing Director, CGAIM
Jean-Michel Wasterlain ................................   43     Managing Director, CGAIM
Martin S. Avidan ......................................   43     Director, CGAIM
Jay H. Shidler ........................................   54     Chairman of the Board of Directors, CGA Group
David M. Barse ........................................   38     Director, CGA Group
Robert L. Denton ......................................   48     Director, CGA Group
Richard S. Frary ......................................   53     Director, CGA Group
Eric A. Gritzmacher ...................................   52     Director, CGA Group
Jeffrey P. Krasnoff ...................................   45     Director, CGA Group
Michael J. Morrissey ..................................   53     Director, CGA Group
Alan S. Roseman .......................................   44     Director, CGA Group
Paul A. Rubin .........................................   38     Director, CGA Group
Jay S. Sugarman .......................................   38     Director, CGA Group


     The Company's Board of Directors consists of twelve members, with two unfilled vacancies. The Board has been elected in accordance with the Company's Bye-laws and holds office until the next annual general meeting of the shareholders of the Company. Pursuant to the Company's Bye-laws, the Board of Directors of the Company has the following composition: the Chairman (currently Jay H. Shidler), the CEO Member (currently Richard A. Price), the Management Member (currently Robert L. Denton), eight Members elected by the Eligible Investment Units Investors (as defined in the Bye-laws) and two members elected by the holders of the Company's Series C Preferred Stock. As of the date of this Report, one of the two seats allocated to the Series C preferred shareholders remains vacant. Personnel changes at Prudential Securities have resulted in their seat being vacated and as of March 1, 2001 a seat allocated to the Eligible Investment Unit Investors remains vacant. The quorum necessary for the transaction of business at a meeting of the Board is a majority of the number of Directors constituting the Board.

     Pursuant to the Bye-laws, the Board has established five committees. The Compensation Committee is comprised of Eric A. Gritzmacher, Alan S. Roseman (as Chairman) and Paul A. Rubin, and is responsible for determining compensation for the officers of CGA Group, Commercial Guaranty Assurance and CGA Investment Management and for authorizing and approving the Company's employee benefits plans. The Audit Committee's responsibilities include reviewing the adequacy and effectiveness of the Company's external auditors and the audit report and is comprised of Jeffrey P. Krasnoff (as Chairman), Michael J. Morrissey, Richard S. Frary, Paul A. Rubin and David M. Barse. The Underwriting Committee is responsible for approving the credit underwriting guidelines for Commercial Guaranty Assurance and is comprised of Alan S. Roseman, Jay H. Shidler, Jeffrey
P. Krasnoff, Eric A. Gritzmacher (as Chairman) and Jay S. Sugarman. The Investment Committee is responsible for recommending investment asset allocations, approving the investment guidelines which provide standards to ensure portfolio liquidity and safety, and recommending to the Board investment managers and custodians for portfolio assets. The Investment Committee is comprised of David M. Barse (as Chairman), Michael J. Morrissey, Robert L. Denton, Richard S. Frary and Jay S. Sugarman. The Capital Committee is comprised of Paul A. Rubin (as Chairman), David M. Barse, Robert L. Denton and Alan S. Roseman, and is responsible for reviewing the Company's equity financing opportunities and other strategic opportunities in the capital markets.

     Under certain circumstances described in the Company's Series A Subscription Agreement, two additional members of the Board may be elected by the holders of the Series A Preferred Stock as a class.

     The Company's Bye-Laws contain provisions for the election of alternate directors.

BIOGRAPHICAL INFORMATION

     RICHARD A. PRICE--Director, Chief Executive Officer and President of the Company since July 5, 1996. Until July, 1996, Mr. Price was one of the senior executives at Financial Guaranty Insurance Company, which he joined in1985. Most recently, Mr. Price was President of FGIC Capital Markets Services, a wholly-owned subsidiary of General Electric Capital Corporation. The FGIC Capital Market Services companies provide various capital market services to municipalities and public finance bankers including investment advice, investment contracts and liquidity for tax-exempt variable rate debt issues. Mr. Price was responsible to GE Capital for forming these companies, marketing these products and services and establishing market, credit and operating risk controls. In 1988, Mr. Price led Financial Guaranty's entry into the structured finance markets, establishing Financial Guaranty's asset backed securities, mortgage backed securities commercial real estate securitization activities. Mr. Price was a member of Financial Guaranty's three person Credit Policy Committee, along with Financial Guaranty's Chief Executive Officer and Chief Credit Officer.

     Prior to Financial Guaranty, Mr. Price spent 11 years with Chemical Bank in a number of areas including Chemical's commercial real estate division where he was Vice President. He also spent several years at Bankers Trust with the responsibility of expanding Bankers Trusts' third party commercial paper dealer activities.

     Mr. Price received a bachelor's degree from Cornell University and a MBA from the Wharton School of Business.

     JAMES R. REINHART--Chief Financial Officer of the Company and Commercial Guaranty Assurance since January 1, 1997. Prior to joining the Company, Mr. Reinhart served as Chief Financial Officer and Executive Vice President of TriNet Corporate Realty Trust, Inc. from its inception in May 1993. Mr. Reinhart was previously Chief Financial Officer at Holman/Shidler Corporate Capital, TriNet's predecessor company and an affiliate company of The Shidler Group, which he joined in 1986. Prior to joining The Shidler Group, Mr. Reinhart was a Division Controller for Coldwell Banker Real Estate Group, an auditor with the accounting firm of McKeehan, Hallstein, Kendall & Warner and served as an officer in the U.S. Marine Corps.

     Mr. Reinhart is a CPA and received a bachelor's degree in accounting from Bryant College and a MBA from National University.

     MICHAEL M. MIRAN--President, Chief Underwriting Officer and Principal Representative of Commercial Guaranty Assurance since January 3, 2000. Mr. Miran served as Managing Director and General Counsel of CGA Investment Management from June 30, 1997 to January 3, 2000. Prior to joining CGA Investment Management, Mr. Miran was Vice President and Senior Counsel at Financial Guaranty Insurance Company, where he was responsible for structuring, negotiating and documenting a wide range of commercial real estate, mortgage backed securitizations and asset backed securitizations, including all of Financial Guaranty's international asset backed transactions. More recently, Mr. Miran also served as Financial Guaranty's Chief Compliance Officer, with responsibility over regulatory and corporate compliance.

     Before joining Financial Guaranty in 1990, Mr. Miran was an attorney for seven years with Weil, Gotshal and Manges in New York, where his practice covered a broad range of commercial transactions, including mergers and acquisitions, secured financings, debt restructurings and workouts, and capital markets and securities transactions.

     Mr. Miran received a bachelor of arts degree from New York University, and a juris doctorate degree from Fordham University School of Law.

     GEOFFREY N. KAUFFMAN--President and Chief Executive Officer of CGA Investment Management since January 3, 2000. Mr. Kauffman served as President and Chief Underwriting Officer of Commercial Guaranty Assurance from January 1, 1997 to January 3, 2000. Prior to joining Commercial Guaranty Assurance, Mr. Kauffman worked at AMBAC Financial Group, Inc., where he was a First Vice President in the Structured Finance & International Department. Mr. Kauffman joined AMBAC's Structured Finance & International Department in March of 1995 to help the group build a presence in international structured finance, and joined the MBIA/AMBAC International joint venture upon its inception in the fourth quarter of 1995. When the joint venture opened its London office in April 1996, Mr. Kauffman transferred temporarily to London to launch the joint venture's structured finance effort in London.

     Prior to joining AMBAC, Mr. Kauffman was the Acting Director of the Asset Backed Securities Group at Financial Guaranty Insurance Company and a member of Financial Guaranty's European Strategy Team. Mr. Kauffman joined Financial Guaranty in 1989 to help establish Financial Guaranty's presence in the asset backed securities market.

     Mr. Kauffman received a bachelor's degree from Vassar College and a MBA from Carnegie Mellon University.

     KEM H. BLACKER--Managing Director of CGA Investment Management since January 1, 1997. For the twelve years prior to joining CGA Investment Management, Mr. Blacker served in various key positions at Financial Guaranty Insurance Company. As Senior Product Manager at FGIC Capital Markets Services Group, Mr. Blacker invested in structured assets sourced in the Euromarkets for the municipal Guaranteed Investment Contract business and organized off-balance sheet vehicles. From 1990 to 1993, he served as Financial Guaranty's Director of Marketing & Product Development in London, launching the firm's expansion into the Euromarkets.

     Prior to his time at Financial Guaranty, Mr. Blacker held Vice President positions with J.J. Lowry & Company and with E.F. Hutton in both its San Francisco and New York offices.

     Mr. Blacker received a bachelor's degree in economics from the University of California.

     LANDON D. PARSONS--Managing Director-Head of Structured Finance, CGA Investment Management. Mr. Parsons joined CGA Investment Management in August 1997 as Co-Head of Structured Finance. Mr. Parsons became sole head of Structured Finance during the first quarter of 1999, and was promoted to Managing Director effective January 1, 2000. Prior to joining CGA Investment Management, Mr. Parsons held various positions at Financial Guaranty Insurance Company, including Acting Director of the Asset Backed Securities Group and Senior Business Development Manager. Prior to joining Financial Guaranty in 1994, Mr. Parsons was a Vice President and Team Leader in Credit Lyonnais' Structured Finance Group. Mr. Parsons managed the bank's joint venture asset-backed commercial paper conduits, and developed an off-balance sheet mortgage-warehousing product. Mr. Parsons joined Credit Lyonnais in 1991 from Capital Markets Assurance Corporation where he was a Vice President in the Corporate Structured Finance Group. At Capital Markets Assurance Corporation, Mr. Parsons focused on debtor-in-possession facilities, domestic and European trade receivables, and asset-backed commercial paper conduit credit enhancement. Mr. Parsons was a member of the Citibank team responsible for establishing Capital Markets Assurance Corporation in 1987.

     Mr. Parsons received a bachelor's degree in economics from the University of Northern Iowa and an MS from Purdue University's Krannert Graduate School of Management.

     JEAN-MICHEL WASTERLAIN--Managing Director of CGA Investment Management since June 1, 1997. Mr. Wasterlain manages CGA Investment Management's real estate group. Prior to joining CGA Investment Management, Mr. Wasterlain was responsible for real estate lending and securitization at ING Barings. At ING Barings, he created a commercial mortgage conduit which originated time sensitive and complex real estate loans, and structured commercial mortgage loan securitizations backed by these loans. Mr. Wasterlain's other responsibilities at ING Barings included establishing and managing a $300 million commercial mortgage securities investment portfolio, and securing third party financing for ING Barings' other real estate assets.

     Mr. Wasterlain also has previous experience in the financial guaranty business, at Financial Guaranty Insurance Company, and in investment banking, at Lehman Brothers. At Financial Guaranty, from 1990 to 1993, he worked on the credit enhancing of over $1 billion of commercial mortgage securities. At Lehman Brothers, from 1985 to 1990, he was involved in residential and commercial mortgage-backed securities, as well as providing investment banking coverage to financial institutions.

     Mr. Wasterlain received a bachelor's degree in economics from Stanford University and a MBA from the Wharton Graduate School of Business.

     MARTIN AVIDAN--Director, Portfolio Management, CGA Investment Management. Mr. Avidan joined CGA Investment Management in July 1997 as Co-Head of Structured Finance. Mr. Avidan focuses on developing and implementing CGA Investment Management's liability strategy, including conduit commercial paper facilities, medium term notes and credit derivatives. He is also responsible for CGA Investment Management's emerging markets investment activities. Prior to joining CGA Investment Management, he was First Vice President at Credit

Lyonnais in its Structured Finance Group, responsible for both domestic and international asset-backed securities. Mr. Avidan founded Credit Lyonnais' structured finance group in 1987, emphasizing credit enhancement for public and private asset backed securities issues. From1990 to 1994 he served as Branch Manager of Credit Lyonnais in Los Angeles.

     Mr. Avidan received a bachelor's degree in business administration from the American College in Paris, and a master's degree in International Management (concentration in finance) from the American Graduate School of International Management.

     JAY H. SHIDLER--Chairman of the Board of Directors of the Company since June 21, 1996. Mr. Shidler is the Founder and Managing Partner of The Shidler Group, which he founded in 1970. Mr. Shidler is a founder of, and since June1994, Chairman of, First Industrial Realty Trust, Inc. (NYSE: FR). Since October1997, Mr. Shidler has served as Chairman of Corporate Office Properties Trust (NYSE: OSC).

     DAVID M. BARSE--Director of the Company since June 18, 1997. Since May1998, he has served as President and Chief Operating Officer of Third Avenue Trust, an open-end management investment company, where he served as Vice-President and Chief Operating Officer from June 1995 until his election as President. From April 1995 until February 1998, Mr. Barse served as Vice-President and Chief Operating Officer of EQSF Advisors, Inc., Third Avenue's investment adviser, where he currently serves as President and Chief Operating Officer. Since June 1995, Mr. Barse has been the President of M.J. Whitman, Inc., a registered broker-dealer, and of M.J. Whitman Holding Corp. Mr. Barse joined the predecessors of M.J. Whitman in December 1991 as general counsel.

     ROBERT L. DENTON--Director of the Company since July 5, 1996. Since January1995, Mr. Denton has served as a Managing Partner of The Shidler Group and resident principal in its New York office. Prior to joining The Shidler Group, Mr. Denton was employed from December 1991 to December 1994 as an investment banker at Providence Capital, Inc., which he co-founded. Prior to joining Providence Capital, Mr. Denton was employed as a management consultant at Booz, Allen & Hamilton, Inc.

     RICHARD S. FRARY--Director of the Company from June 18, 1997 to March 31,1999, and from September 10, 1999 to date. Since 1990, Mr. Frary has worked in Investment Banking and Real Estate Investment at Tallwood Associates, which he co--founded and for which he serves as President. Mr. Frary is also a director of Washington Homes, Inc. and Wellsford Real Properties, Inc.

     ERIC A. GRITZMACHER--Director of the Company since June 18, 1997. Since1987, Mr. Gritzmacher has served as Vice President, Investments for Pacific Life Insurance Company (formerly Pacific Mutual Life Insurance Company).

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

     MICHAEL J. MORRISSEY--Director of the Company since June 18, 1997. Mr. Morrissey has served as the Chairman and CEO of The Firemark Group, an investment management firm specializing in public and private insurance related investments, for the past fifteen years. He also serves as a director of ONYX, Health Care First, FinPac and Post Acute Care.

     ALAN S. ROSEMAN--Director of the Company since January 27, 1999. Since January 2000, Mr. Roseman has served as an Executive Vice President of ACE Financial Solutions, a division of ACE INA, a member of the ACE group of insurance and reinsurance companies. Prior to that, Mr. Roseman was Executive Vice President and General Counsel of Capital Re Corporation and its subsidiaries since 1989. Capital Re was acquired by ACE in December of 1999.

     PAUL A. RUBIN--Director of the Company since June 18, 1997. In April 1995,Mr. Rubin became a principal of Olympus Partners, an investment limited partnership, and he became partner of Olympus in December 1996. Prior to joining Olympus in April 1995, Mr. Rubin worked as Vice President at Summit Partners, a venture capital firm in Boston, which he joined in July 1990.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The information set forth below describes the components of the total compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company for services rendered during the fiscal year ended December 31, 2000 (the "Named Executive Officers").


                                              SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                          ANNUAL COMPENSATION                           COMPENSATION
      -----------------------------------------------------------------------------     ------------     ------------
              (A)                      (B)       (C)         (D)            (E)              (F)              (G)
                                                                       OTHER ANNUAL                       ALL OTHER
           NAME AND                            SALARY       BONUS      COMPENSATION     LTIP PAYOUTS     COMPENSATION
      PRINCIPAL POSITION              YEAR       ($)         ($)            ($)              ($)              ($)
      ------------------              ----     -------     -------     ------------     ------------     ------------
Richard A. Price ..................   2000     345,000     345,000      138,407(1)            0                0
 Chief Executive Officer,             1999     312,000     345,000      185,721(2)            0                0
 President and Director, CGA          1998     300,000      75,000      144,931(3)            0                0
 Group, Ltd.

Geoffrey N. Kauffman ..............   2000     285,000     262,200       17,368               0                0
 President,                           1999     208,000     285,000      163,977(4)            0                0
 CGAIM                                1998     187,500     100,000      144,514(5)            0                0

Kem H. Blacker ....................   2000     240,000     192,000        5,250               0                0
 Managing Director,                   1999     234,000     230,000        5,000               0                0
 CGAIM                                1998     225,000     105,000        5,000               0                0

Jean-Michel Wasterlain ............   2000     240,000     192,000        5,250               0                0
 Managing Director,                   1999     182,000     230,000        5,000               0                0
 CGAIM                                1998     175,000     175,000        5,000               0                0

Landon D. Parsons .................   2000     240,000     192,000        5,250               0                0
 Managing Director,                   1999     176,800     200,000        5,000               0                0
 CGAIM                                1998     170,000     145,000        5,000               0                0

-------------

(1)  Includes housing allowance of $107,520.

(2) Includes housing allowance of $116,211 and payment of $52,062 to reimburse the cost of taxable expatriate allowances paid in 1997 and 1998.

(3)  Includes housing allowance of $126,385.

(4)  Includes housing allowance of $127,650.

(5)  Includes housing allowance of $126,000.


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

REMUNERATION AND EMPLOYEE AGREEMENTS

   LONG-TERM INCENTIVE PLANS

     On July 27, 2000, the shareholders of CGA Group approved the CGA Group, Ltd. 2000 Stock Option Plan. Pursuant to this Stock Option Plan, options for an aggregate of up to 8,400,000 shares of CGA Group's common stock may be issued to employees of CGA Group and its two subsidiaries, as determined by the Compensation Committee of the Board of Directors. As of December 31, 2000, an aggregate of 6,020,000 options to purchase shares of common stock have been granted to designated employees, at an exercise price of $2.12 per share. As a condition to this grant, each employee receiving options under the Stock Option Plan was required to surrender any warrants granted under CGA Group's previous plan. Accordingly, employees of CGA Group and its subsidiaries surrendered to CGA Group for cancellation warrants to acquire an aggregate of 1,298,875 shares of CGA Group's common stock.

     Options granted under the Stock Option Plan vest 25% on each of December 31, 2000, 2001, 2002 and 2003, except that to the extent that any of the options granted under the Stock Option Plan are in replacement of warrants issued under prior plans and therefore cancelled, the replacement options will vest immediately. The Stock Option Plan provides for the immediately vesting of granted options upon the occurrence of any of the events referred to in the Stock Option Plan as Liquidity Events. In addition, in the event that a Liquidity Event Does not occur by June 30, 2004 and CGA Group has met the net income targets specified in the Stock Option Plan, employees holding vested option grants will have the right to exercise a cash-out election in respect of any or all of the shares covered by these options. The aggregate amount of the cash-out payment, if payable under the terms of the Stock Option Plan, will equal 10% of CGA Group's net income, calculated as set forth in the Stock Option Plan for the five full fiscal years 2000 through 2004, multiplied by a fraction, the numerator of which is the number of vested shares as to which this election is made, and the denominator of which is 8,400,000. This payment will be made as soon as practicable after the finalization of CGA Group's audited financial statements for the year ending December 31, 2004. As of December 31, 2000, there were 6,020,000 warrants outstanding, of which 1,992,081 warrants were exercisable.

   401(K) PLAN

     The Company maintains a qualified retirement plan (401(K) plan) for all its employees. The amounts contributed by the Company for the named executive officers during the fiscal year ended December 31, 2000was $26,250.

   MANAGEMENT CONTRACTS

     As of January 1, 1997, the Company entered into an employment agreement with Richard A. Price, as Chief Executive Officer and President of the Company, for a term of three years and subject to annual renewal thereafter. Mr. Price's employment agreement with the Company provides for the payment of an initial base salary of $300,000 and a discretionary annual cash bonus based upon an annual incentive plan approved by the compensation committee of the Company's Board. The employment agreement automatically renews for a one-year period upon the end of the term of such agreement, unless terminated by the Company or Mr. Price, and provides that if his employment is terminated other than for "cause", he shall receive a severance payment of not less than one-half of his then-current base salary plus certain relocation expenses. As of February 1, 2001, Mr. Price's base salary was $345,000.

     The Company has entered into employment agreements with Geoffrey N. Kauffman, Kem H. Blacker, Landon D. Parsons and Jean-Michel Wasterlain, in each case for a term of one year. The current employment agreements of Messrs. Kauffman, Blacker, Parsons and Wasterlain provide for the payment of initial base salaries of $285,000, $200,000, $170,000 and $175,000 per annum, respectively, and discretionary annual cash bonuses in an amount based upon an annual incentive plan approved by the compensation committee of the Company's Board. Each such employment agreement automatically renews for a one-year period upon the anniversary of such agreement, unless terminated by the Company or the employee. As of February 1, 2001, the base salaries of Messrs. Kauffman, Blacker, Parsons and Wasterlain were $285,000, $240,000, $240,000 and $240,000, respectively.

     Each of the employment agreements described above contains provisions relating to the payment of base salary and discretionary bonus with respect to the contract period, grants of warrants or options to purchase common stock of the Company, the exclusivity of the employee's services, severance benefits in the event of termination other than for "cause", noncompetition and confidentiality. In addition, the directors and officers of the Company shall be indemnified and secured harmless out of the assets of the Company from and against all actions, costs and charges that they may incur or sustain by or by reason of any act done in or about execution of their duty.

OTHER

     In 2000, the Company and its subsidiaries adopted a Severance Program applicable to all employees. The Severance Program provides that any employee terminated prior to the closing of capital raising currently being conducted with Credit Suisse First Boston (see Item 1 -- "Recent Events"), or within one year after the closing, will be entitled to be paid a specified portion of the employee's base salary. The Severance Program expires April 15, 2001, unless extended or unless a closing occurs before then. In addition, in January 2001, the Company and its subsidiaries agreed that all employees will be paid an amount equal to a portion of their annual performance bonus on April 30, 2001.

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

     Commercial Guaranty Assurance may not insure risks of stockholders or their affiliates without bringing such proposed action to the attention of the Board. The decision whether Commercial Guaranty Assurance may insure such risks will be determined by a vote by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables set forth certain information regarding the ownership of the Company's securities as of December 31, 2000 of (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of any class of the Company's voting securities; (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all directors and executive officers of the Company as a group. None of the directors or executive officers of the Company own beneficially any shares of the Company's Series A Preferred Stock.

SERIES A PREFERRED STOCK (as of December 31, 2000).


                                                                            NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                                       BENEFICIALLY OWNED    PERCENT OF CLASS
------------------------------------                                       ------------------    ----------------
Putnam Investments (10 funds)(1)(2)
 One Post Office Square, Boston, MA 02109 ...............................      1,060,577               25.2
Oppenheimer (6 funds)(1)(3)
 Two World Trade Center, 34th Floor, New York, NY 10048 .................        809,438               19.2
Third Avenue Trust on behalf of the
 Third Avenue Value Fund Series
 767 Third Ave., New York, NY 10017 .....................................        712,302               16.9
Lennar Capital Services, Inc.
 760 N.W. 107th Ave., Suite 300, Miami, FL 33172 ........................        518,036               12.3
Olympus Growth Fund II, L.P.
 Metro Centre, One Station Place,
 Stamford, CT 06902 .....................................................        388,529                9.2
ACE Limited(4)
 30 Woodbourne Avenue, Hamilton HM 08 Bermuda ...........................        388,527                9.2
Pacific Life Insurance Company (2 companies)(1)(5)
 700 Newport Center Drive, Newport Beach, CA 92660 ......................        323,774                7.7

-----------

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

(4) Includes 64,754 shares held of record by ACE Guaranty Re and 323,773 shares held of record by ACE Limited. ACE Guaranty Re is a wholly-owned subsidiary of ACE Limited.

(5)  The two companies are: Pacific Life Insurance Company and PM Group Life
     Insurance Company.


SERIES C PREFERRED STOCK (as of December 31, 2000)


                                                                            NUMBER OF SHARES
                                                                              BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                                              OWNED          PERCENT OF CLASS
------------------------------------                                        ----------------     ----------------
Pacific Life Insurance Company
 700 Newport Center Drive, Newport Beach, CA 92660 ......................      10,533,309              23.5
Third Avenue Trust
 767 Third Ave., New York, NY 10017 .....................................       6,045,667              13.4
ACE Limited
 30 Woodbourne Avenue, Hamilton HM 08 Bermuda ...........................       5,978,543              13.3
Morgan Guaranty Trusts (2 trusts)(1)(2)
 522 Fifth Avenue, New York, NY 10036 ...................................       5,636,684              12.5
Olympus Partners (2 funds)(1)(3)
 Metro Centre, One Station Place, Stamford, CT 06902 ....................       5,454,882              12.1
Lennar CGA Holdings, Inc.
 760 N.W. 107th Ave., Suite 400, Miami, FL 33172 ........................       5,224,666              11.6

-------------

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

(3)  The two funds are: Olympus Growth Fund II, L.P. and Olympus Executive Fund,
     L.P.



COMMON STOCK (as of December 31, 2000)

                                                                            NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                                                   BENEFICIALLY OWNED    PERCENT OF CLASS
------------------------                                                   ------------------    ----------------
ACE Limited(1)
 30 Woodbourne Avenue, Hamilton HM 08 Bermuda ...........................       6,230,944              20.2
Third Avenue Value Fund(2)
 767 Third Avenue, New York, NY 10017 ...................................       3,387,395              10.9
Olympus Partners (2 funds)(3), (4)
 Metro Centre, One Station Place, Stamford, CT 06902 ....................       3,366,634              10.8
Pacific Life Insurance Company(5)
 700 Newport Center Drive, Newport Beach, CA 92660 ......................       3,362,472              10.8
Morgan Guaranty Trust (2 trusts)(3),(6)
 522 Fifth Avenue, New York, NY 10036 ...................................       2,959,783               9.5
Lennar CGA Holdings, Inc.(7)
 760 N.W. 107th Ave., Suite 400, Miami, FL 33172 ........................       2,324,673               7.5
The Equitable Life Assurance Society of the United States
 1290 Avenue of the Americas, New York, NY 10104 ........................       1,909,548               6.1

DIRECTORS AND EXECUTIVE OFFICERS
David M. Barse (8) ......................................................               0                 0
Robert L. Denton (9) ....................................................         165,607                 *
Richard S. Frary ........................................................               0                 0
Eric A. Gritzmacher (10) ................................................               0                 0
Jeffrey P. Krasnoff (11) ................................................               0                 0
Michael J. Morrissey (12) ...............................................               0                 0
Richard A. Price (13) ...................................................         701,108               2.2
Alan S. Roseman (14) ....................................................               0                 0
Paul A. Rubin (15) ......................................................               0                 0
Jay H. Shidler (16) .....................................................         937,913               3.0
Jay S. Sugarman (17) ....................................................               0                 0
Kem H. Blacker (18) .....................................................         236,674                 *
Jean-Michel Wasterlain (19) .............................................         210,610                 *
Landon D. Parsons (20) ..................................................         127,617                 *
Geoffrey N. Kauffman (21) ...............................................         271,732                 *
Directors and Executive Officers as a group .............................       2,651,261               8.5

--------------

 *   Less than one percent.

(1)  Includes 3,341,703 shares of Common Stock and warrants to purchase 4,154 shares of Common Stock held of record by ACE Guaranty Re, and 2,864,318 shares of Common Stock and warrants to purchase 20,769 shares of Common
     Stock held of record by ACE Limited. ACE Guaranty Re is a wholly-owned subsidiary of ACE Limited.

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

(8) Excludes 3,341,703 shares of Common Stock, warrants to purchase 45,692 shares of Common Stock, 712,302 shares of Series A Preferred Stock and 6,045,667 shares of Series C Preferred Stock held of record by Third Avenue Trust, for which Mr. Barse, a Director of the Company, serves as President and Chief Operating Officer. Mr. Barse disclaims beneficial ownership of such securities held by Third Avenue Trust.

(9) Includes 68,511 and 17,024 shares of Common Stock and warrants to purchase 64,135 and 15,937 shares of Common Stock held of record by Mr. Denton and Mr. Denton's wife, Doreen A. Denton, respectively.

(10) Excludes 3,341,703 shares of Common Stock, warrants to purchase 20,769 shares of Common Stock, 323,774 shares of Series A Preferred Stock and 10,553,309 shares of Series C Preferred Stock held of record by Pacific Life Insurance Company for which Mr. Gritzmacher, a Director of the Company, serves as Vice President, and its affiliates. Mr. Gritzmacher disclaims beneficial ownership of such securities held of record by such entities.

(11) Excludes 2,291,442 shares of Common Stock, warrants to purchase 33,231 shares of Common Stock and 5,224,666 shares of Series C Preferred Stock held of record by Lennar CGA Holdings Inc. and 518,036 shares of Series A Preferred Stock held of record by Lennar Capital Services. Mr. Krasnoff serves as President of LNR Property Corporation, an affiliate of Lennar CGA Holdings, Inc. and of Lennar Capital Services, Inc. Mr. Krasnoff disclaims beneficial ownership of such securities held of record by Lennar CGA Holdings, Inc.

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

(13) Includes 148,544 shares of Common Stock, vested options to purchase 491,794 shares of Common Stock and vested warrants to purchase 60,770 shares of Common Stock.

(14) Excludes 3,341,703 shares of Common Stock, warrants to purchase 4,154 shares of Common Stock, and 64,754 shares of Series A Preferred Stock held of record by ACE Guaranty Re, and 323,773 shares of Series A Preferred Stock, 5,978,543 shares of Series C Preferred Stock, 2,864,318 shares of Common Stock and warrants to purchase 20,769 shares of Common Stock held of record by ACE Limited. ACE Guaranty Re is a wholly-owned subsidiary of ACE Limited. Mr. Roseman, a Director of the Company, serves as General Counsel, Executive Vice President and Secretary of ACE Guaranty Re. Mr. Roseman disclaims beneficial ownership of such securities held of record by ACE Guaranty Re and ACE Limited.

(15) Excludes 3,341,711 shares of Common Stock, 388,529 shares of Series A Preferred Stock and 5,454,882 shares of Series C Preferred Stock held of record by Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P. Mr. Rubin, a Director of the Company, is a partner of Olympus Partners, an affiliate of these two funds. Mr. Rubin disclaims beneficial ownership of such securities held of record by such entities.

(16) Includes 7,720 shares of Common Stock, warrants to purchase 7,227 shares of Common Stock and 14,875 shares of Series C Preferred Stock held of record by Shidler/CGA Corp., 3,741 shares of Common Stock, warrants to purchase 3,502 shares of Common Stock and 7,208 shares of Series C Preferred Stock held of record by Shidler Equities Corp., and 529,869 shares of Common Stock, warrants to purchase 385,854 shares of Common Stock and 316,780 shares of Series C Preferred Stock held by Shidler Equities, L.P.

(17) Excludes 954,770 shares of Common Stock and 1,818,303 shares of Series C Preferred Stock held of record by Starwood CGA, LLC. Mr. Sugarman, a Director of the Company, is President and Chief Executive Officer of Starwood Financial Trust, an affiliate of Starwood CGA, LLC. Mr. Sugarman disclaims beneficial ownership of such securities held of record by Starwood CGA, LLC.

(18) Includes 20,000 shares of Common Stock, vested options to purchase 211,674 shares of Common Stock and vested warrants to purchase 5,000 shares of Common Stock.

(19) Includes 17,000 shares of Common Stock, vested options to purchase 189,360 shares of Common Stock and vested warrants to purchase 4,250 shares of Common Stock.

(20) Includes 5,000 shares of Common Stock, vested options to purchase 121,367 shares of Common Stock and vested warrants to purchase 1,250 shares of Common Stock.

(21) Includes 23,289 shares of Common Stock, vested options to purchase 239,360 shares of Common Stock and vested warrants to purchase 9,083 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Commercial Guaranty Assurance and ACE Guaranty Re have entered into an agreement as of June 4, 1997 which grants ACE Guaranty Re the right to make the first offer to provide reinsurance for all insurance contracts, including contracts of financial guaranty as reinsurance, issued by Commercial Guaranty Assurance ("Right of First Offer Agreement"). ACE Guaranty Re's rights under the Right of First Offer Agreement terminate on the earlier of (a) the date that ACE Guaranty Re no longer owns 5% of the common stock of the Company or (b) a Qualified Public Offering (as defined in the CGA Group Bye-laws) by CGA Group.

     CGA Investment Management has entered into asset management agreements with each of the existing subsidiaries of St. George Holdings, Cobalt Holdings, and each of their respective subsidiaries. Pursuant to such agreements, CGA Investment Management will perform advisory, asset management and related services for such companies. Commercial Guaranty Assurance has guaranteed the payment obligations of such companies under their financing arrangements, and its expected to guarantee the payment obligations of any other subsidiaries of St. George Holdings or Cobalt Holdings which may be established in the future in respect of their financing obligations. See Item 1--"Business--CGA Investment Management, Inc.--St. George and Cobalt."

     The Company pays the holders of Investment Units an aggregate of $600,000 per annum as a fee with respect to the $60 million in Capital Commitments. See
Item 12--"Security Ownership of Certain Beneficial Owners and Management".

     As of December 31, 2000, approximately 50% of Commercial Guaranty Assurance's net exposure was from assets owned by St. George and Cobalt. Most of Commercial Guaranty Assurance's premiums and CGA Investment Management's fee income is orginated from St. George and Cobalt.

     On April 14, 1999, subsidiaries of St. George Holdings entered into two securitization transactions pursuant to which they securitized approximately $527 million principal amount of securities in their investment portfolios, by selling these securities to two special purpose trusts established to implement this transaction. The transaction was financed by issuing three classes of securities from these trusts. The two seniormost classes of certificates with an aggregate face amount of $446,450,000 were acquired by or on behalf of an institutional investor in the Company. The $80,550,000 face amount of subordinated certificates issued by these trusts were acquired by a subsidiary of Cobalt Holdings. Commercial Guaranty Assurance issued a pool policy relating to each trust's underlying pool of securities in an amount equal to 5.9% of these securities. Commercial Guaranty Assurance also provided Put/Call Agreements in respect of certain securities owned by the trusts with an aggregate face amount of $50 million.

     In a separate transaction that closed in December 1999, CGA Investment Management paid $5.5 million to St. George to cover a portion of the cost incurred by St. George for the credit support arrangements.

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

(B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CGA GROUP, LTD.
                                              (Registrant)

Date: April 12, 2001                           By /s/ JAMES R. REINHART
                                                 -------------------------------
                                                  James R. Reinhart
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2001                          By /s/ RICHARD A. PRICE
                                                 -------------------------------
                                                  Richard A. Price
                                                  Chief Executive Officer,
                                                  President and Director

Date: April 11, 2001                          By /s/ ROBERT L. DENTON
                                               -------------------------------
                                                Robert L. Denton, Director

Date: April 11, 2001                           By /s/ RICHARD S. FRARY
                                               -------------------------------
                                                Richard S. Frary, Director

Date: April 12, 2001                          By /s/ ERIC A. GRITZMACHER
                                               -------------------------------
                                                Eric A. Gritzmacher, Director

Date: April 12, 2001                          By /s/ JEFFREY P. KRASNOFF
                                               -------------------------------
                                                Jeffrey P. Krasnoff, Director

Date: April 11, 2001                          By /s/ MICHAEL J. MORRISSEY
                                               -------------------------------
                                                Michael J. Morrissey, Director

Date: April 11, 2001                          By /s/ ALAN S. ROSEMAN
                                               -------------------------------
                                                Alan S. Roseman, Director

Date: April 11, 2001                          By /s/ PAUL A. RUBIN
                                               -------------------------------
                                                Paul A. Rubin, Director

Date: April 12, 2001                          By /s/ JAY H. SHIDLER
                                               -------------------------------
                                                Jay H. Shidler, Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                            PAGE
                                                                            ----
Financial Statements of CGA Group, Ltd.
  Report of Independent Auditors on Financial Statements .................   49
  Consolidated Balance Sheets at December 31, 2000 and 1999 ..............   50
  Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999, and 1998 .....................................   51
  Consolidated Statements of Comprehensive Income for the
   years ended December 31, 2000, 1999 and 1998 ..........................   52
  Consolidated Statements of Changes in Mezzanine Equity
   for the years ended December 31, 2000 and 1999 ........................   53
  Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2000 and 1999 ................................   54
  Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999, and 1998 .....................................   55
  Notes to Consolidated Financial Statements .............................   56

Financial Schedule(s)

     All financial statement schedules have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF CGA GROUP, LTD.

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, comprehensive income, mezzanine equity, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CGA Group, Ltd. and its subsidiaries at December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 13(a) and 17 to the financial statements, the Company faces significant uncertainty with regard to its financial strength rating. The consequences of a downgrade from the Company's current rating, as detailed in note 13(a), raise substantial doubt about the Company's ability to continue as a going concern. Management's current actions and future plans with regard to this uncertainty are also discussed in notes 13(a) and 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers

Hamilton, Bermuda
February 20, 2001
(except for notes 13(a) and 17, as to which the date is March 14, 2001)


                                               CGA GROUP, LTD.

                                         CONSOLIDATED BALANCE SHEETS
                                         (EXPRESSED IN U.S. DOLLARS)


                                                                               DECEMBER 31,     DECEMBER 31,
                                                                                   2000             1999
                                                                               ------------     ------------
ASSETS
 Fixed maturity securities available for sale at fair value
  (amortized cost: $155,242,949 and $152,838,109) ..........................   $156,755,671     $146,337,676
 Cash and cash equivalents .................................................      4,979,196       12,775,595
 Premiums receivable .......................................................      2,039,886        2,267,991
 Management fees receivable ................................................        323,208          412,644
 Accrued investment income .................................................      5,294,511        4,385,663
 Deferred acquisition costs ................................................      5,288,309        4,767,372
 Prepaid reinsurance premiums ..............................................            --           310,144
 Reinsurance recoverable ...................................................            --        25,000,000
 Deferred premiums receivable ..............................................      1,567,751          519,809
 Property and equipment, at cost (less accumulated
  depreciation of $1,358,801 and $914,650) .................................      1,485,523        1,285,579
 Other assets ..............................................................        997,015        1,557,035
                                                                               ------------     ------------
   Total assets ............................................................   $178,731,070     $199,619,508
                                                                               ============     ============
LIABILITIES
 Unearned premiums .........................................................    $ 3,137,221      $ 2,946,120
 Reserve for losses and loss adjustment expenses ...........................      5,166,714       36,545,700
 Reinsurance balances payable ..............................................        149,614          285,726
 Accrued costs and expenses ................................................      3,429,298        4,896,550
                                                                               ------------     ------------
   Total liabilities .......................................................     11,882,847       44,674,096
                                                                               ------------     ------------
MEZZANINE EQUITY
 Series A preferred stock, $0.01 par value, 10,000,000 shares,
  authorized, 4,209,057 and 3,676,821 issued and outstanding ...............         42,090           36,768
 Additional paid-in-capital--Series A preferred stock ......................    101,361,884       87,469,444
                                                                               ------------     ------------
   Total mezzanine equity ..................................................    101,403,974       87,506,212
                                                                               ------------     ------------
SHAREHOLDERS' EQUITY
 Series C preferred stock, $.01 par value, 52,000,000 shares authorized,
  44,971,346 issued and outstanding ........................................        449,713          449,713
 Additional paid-in-capital--Series C preferred stock ......................     49,490,298       49,466,298
 Common stock, $.01 par value, 268,000,000 shares
  authorized, 28,005,648 issued and outstanding ............................        280,057          280,057
 Additional paid-in-capital--common stock ..................................     95,131,219       95,723,081
 Accumulated other comprehensive income (loss) .............................      1,512,722       (6,500,433)
 Accumulated deficit .......................................................    (81,419,760)     (71,979,516)
                                                                               ------------     ------------
   Total shareholders' equity ..............................................     65,444,249       67,439,200
                                                                               ------------     ------------
   Total liabilities and shareholders' equity ..............................   $178,731,070     $199,619,508
                                                                               ============     ============


           The accompanying notes are an integral part of these consolidated financial statements.



                                               CGA GROUP, LTD.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (EXPRESSED IN U.S. DOLLARS)


                                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                              DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999             1998
                                                              ------------     ------------     ------------
REVENUES
 Gross premiums written ...................................   $ 14,464,038     $ 16,358,269     $ 49,217,083
 Ceded premiums ...........................................       (949,444)      (2,037,576)     (39,420,247)
                                                              ------------     ------------     ------------
Net premiums written .....................................     13,514,594       14,320,693        9,796,836
 Change in unearned premiums ..............................       (218,887)      (2,097,209)        (550,547)
                                                              ------------     ------------     ------------
Net premiums earned ......................................     13,295,707       12,223,484        9,246,289
 Net investment income ....................................      9,323,660        8,641,551        8,528,122
 Net realized gains (losses) ..............................     (2,001,351)         (60,485)       2,814,132
 Management fees ..........................................      2,318,255        8,207,746        3,353,499
                                                              ------------     ------------     ------------
   Total revenues .........................................     22,936,271       29,012,296       23,942,042
                                                              ------------     ------------     ------------
EXPENSES
 Losses and loss adjustment expenses ......................      3,952,100       16,650,000       22,745,000
 Operating expenses .......................................     13,322,255       12,987,596       14,023,366
 Rebate on credit support arrangements ....................            --         5,510,000              --
 Policy acquisition costs .................................        996,260          713,571          433,217
 Commitment fees ..........................................        600,000          600,000          600,000
 Excess of loss facility ..................................        200,000          200,000          200,000
                                                              ------------     ------------     ------------
    Total expenses ........................................     19,070,615       36,661,167       38,001,583
                                                              ------------     ------------     ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE ........................      3,865,656       (7,648,871)     (14,059,541)
Cumulative effect of change in accounting principle .......            --               --        (3,928,238)
                                                              ------------     ------------     ------------
NET INCOME (LOSS) .........................................      3,865,656       (7,648,871)     (17,987,779)
                                                              ============     ============     ============
EARNINGS PER SHARE
NET INCOME (LOSS) .........................................      3,865,656       (7,648,871)     (17,987,779)
 Pay-in-kind dividends--preferred stock ...................    (13,305,900)     (14,324,045)     (19,960,852)
 Accretion--preferred stock ...............................       (591,862)        (641,999)        (947,596)
                                                              ------------     ------------     ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ..............   $(10,032,106)    $(22,614,915)    $(38,896,227)
Basic and diluted loss per common share ...................   $      (0.36)    $      (0.97)    $      (4.27)
                                                              ------------     ------------     ------------
Weighted average common shares outstanding ................     28,005,648       23,395,778        9,100,000
                                                              ------------     ------------     ------------


           The accompanying notes are an integral part of these consolidated financial statements.



                                               CGA GROUP, LTD.

                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                         (EXPRESSED IN U.S. DOLLARS)


                                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                              DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999             1998
                                                              ------------     ------------     ------------
NET INCOME (LOSS) FOR THE YEAR ............................   $  3,865,656     $ (7,648,871)    $(17,987,779)

OTHER COMPREHENSIVE INCOME
Change in unrealized appreciation/depreciation
 on fixed maturity securities .............................      5,635,280       (6,832,640)        (608,459)
Reclassification adjustment for losses/gains included
 in net income ............................................      2,377,875         (595,469)        (101,957)
                                                              ------------     ------------     ------------
Change in accumulated other comprehensive income ..........      8,013,155       (7,428,109)        (710,416)
                                                              ------------     ------------     ------------
COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ..................   $ 11,878,811     $(15,076,980)    $(18,698,195)
                                                              ============     ============     ============


           The accompanying notes are an integral part of these consolidated financial statements.



                                               CGA GROUP, LTD.

                            CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY
                                         (EXPRESSED IN U.S. DOLLARS)


                                                                                YEAR ENDED        YEAR ENDED
                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                   2000              1999
                                                                               ------------      ------------
SERIES A PREFERRED STOCK
Balance--beginning of year .................................................   $      36,768     $     32,119
Pay-in-kind dividends paid .................................................           5,322            4,649
                                                                               ------------      ------------
Balance--end of year .......................................................          42,090           36,768
                                                                               ------------      ------------
ADDITIONAL PAID-IN-CAPITAL--SERIES A PREFERRED
Balance--beginning of year .................................................     87,469,444        75,258,981
Pay-in-kind dividends paid .................................................     13,300,578        11,618,601
Accretion to redemption value ..............................................        457,132           457,132
Accretion on warrants ......................................................        134,730           134,730
                                                                               ------------      ------------
Balance--end of year .......................................................    101,361,884        87,469,444
                                                                               ------------      ------------
TOTAL SERIES A PREFERRED STOCK .............................................   $101,403,974      $ 87,506,212
                                                                               ============      ============
SERIES B PREFERRED STOCK
Balance--beginning of year .................................................   $        --       $     16,000
Pay-in-kind dividends paid .................................................            --              6,687
Conversion to common stock .................................................            --            (22,687)
                                                                               ------------      ------------
Balance--end of year .......................................................            --                --
                                                                               ------------      ------------
ADDITIONAL PAID-IN-CAPITAL--SERIES B PREFERRED
Balance--beginning of year .................................................            --         37,284,985
Pay-in-kind dividends paid .................................................            --         16,710,271
Accretion to redemption value ..............................................            --             50,137
Write-off of issuance costs ................................................            --          2,648,879
Conversion to common stock .................................................            --        (56,694,272)
                                                                               ------------      ------------
Balance--end of year .......................................................            --                --
                                                                               ------------      ------------
PAY-IN-KIND DIVIDENDS ACCRUED--SERIES B PREFERRED
Balance--beginning of year .................................................            --       $ 14,016,164
Dividends accrued ..........................................................            --          2,700,795
Dividends paid .............................................................            --        (16,716,959)
                                                                               ------------      ------------
Balance--end of year .......................................................            --                --
                                                                               ------------      ------------
TOTAL SERIES B PREFERRED STOCK .............................................   $        --       $        --
                                                                               ============      ============
TOTAL MEZZANINE EQUITY .....................................................   $101,403,974      $ 87,506,212
                                                                               ============      ============

           The accompanying notes are an integral part of these consolidated financial statements.



                                               CGA GROUP, LTD.

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (EXPRESSED IN U.S. DOLLARS)

                                                                                YEAR ENDED        YEAR ENDED
                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                   2000              1999
                                                                               ------------      ------------
SERIES C CONVERTIBLE PREFERRED STOCK

Balance--beginning of year .................................................   $    449,713      $        --
Stock issued (44,971,346 shares) ...........................................            --            449,713
                                                                               ------------      ------------
Balance--end of year .......................................................        449,713           449,713
                                                                               ------------      ------------
ADDITIONAL PAID-IN-CAPITAL--SERIES C PREFERRED
Balance--beginning of year .................................................     49,466,298               --
Stock issued ...............................................................            --         51,715,259
Employee loans granted .....................................................            --         (1,045,961)
Employee loans repaid ......................................................         24,000               --
Issuance costs .............................................................            --         (1,203,000)
                                                                               ------------      ------------
Balance--end of year .......................................................     49,490,298        49,466,298
                                                                               ------------      ------------
TOTAL SERIES C PREFERRED STOCK .............................................     49,940,011        49,916,011
                                                                               ------------      ------------
COMMON STOCK
Balance--beginning of year .................................................        280,057            91,000
Stock issued (18,905,648 shares) ...........................................            --            189,057
                                                                               ------------      ------------
Balance--end of year .......................................................        280,057           280,057
                                                                               ------------      ------------
ADDITIONAL PAID-IN-CAPITAL--COMMON STOCK
Balance--beginning of year .................................................     95,723,081        42,486,057
Stock issued ...............................................................            --         56,527,902
Accretion of Series A Preferred Stock to redemption value ..................       (457,132)         (457,132)
Accretion of Series B Preferred Stock to redemption value ..................            --            (50,137)
Accretion on warrants ......................................................       (134,730)         (134,730)
Write-off of issuance costs (Series B) .....................................            --         (2,648,879)
                                                                               ------------      ------------
Balance--end of year .......................................................     95,131,219        95,723,081
                                                                               ------------      ------------
TOTAL COMMON STOCK .........................................................     95,411,276        96,003,138
                                                                               ------------      ------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance--beginning of year .................................................     (6,500,433)          927,676
Increase (decrease) during the year ........................................      8,013,155        (7,428,109)
                                                                               ------------      ------------
Balance--end of year .......................................................      1,512,722        (6,500,433)
                                                                               ------------      ------------
ACCUMULATED DEFICIT
Balance--beginning of year .................................................    (71,979,516)      (50,006,600)
Net income (loss) ..........................................................      3,865,656        (7,648,871)
Series A pay-in-kind dividends .............................................    (13,305,900)      (11,623,250)
Series B pay-in-kind dividends                                                          --         (2,700,795)
                                                                               ------------      ------------
Balance--end of year .......................................................    (81,419,760)      (71,979,516)
                                                                               ------------      ------------
TOTAL SHAREHOLDERS' EQUITY .................................................   $ 65,444,249      $ 67,439,200
                                                                               ============      ============


           The accompanying notes are an integral part of these consolidated financial statements.



                                               CGA GROUP, LTD.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (EXPRESSED IN U.S. DOLLARS)


                                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                              DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999            1998
                                                              ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................................  $  3,865,656     $ (7,648,871)    $(17,987,779)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
 Amortization of (discounts) premiums on fixed maturity
  securities ...............................................      (349,453)         413,024         (176,711)
 Depreciation expense                                              484,043          508,987          354,587
 Realized loss (gain) on sale of fixed maturity securities .     2,001,351           60,485       (2,814,132)
 Realized loss on sale of fixed assets .....................           --               --            26,282

Changes in assets and liabilities:
 Premiums receivable .......................................       228,105          960,506       (2,781,325)
 Accrued investment income .................................      (908,848)        (705,900)         400,837
 Deferred acquisition costs ................................      (520,937)      (1,564,815)      (2,200,674)
 Prepaid reinsurance premiums ..............................       310,144          976,638       (1,286,782)
 Reinsurance recoverable ...................................    25,000,000       42,400,000      (67,400,000)
 Management fees receivable ................................        89,436          680,767       (1,093,411)
 Deferred premiums receivable ..............................    (1,047,942)        (519,809)             --
 Other assets ..............................................       560,020         (234,389)        (175,510)
 Organization costs ........................................           --               --         4,421,353
 Unearned premiums .........................................       191,101        2,124,996          550,548
 Reserve for losses and loss adjustment expenses ...........   (31,378,986)     (53,654,300)      90,145,000
 Reinsurance balances payable ..............................      (136,112)        (134,934)         420,660
 Accrued costs and expenses ................................    (1,467,252)         540,783          764,734
                                                              ------------     ------------     ------------
Net cash provided by (used in) operating activities ........    (3,079,674)     (15,796,832)       1,167,677
                                                              ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity securities acquired .................   (63,906,740)     (88,182,991)    (143,845,735)
Proceeds from sale of fixed maturity securities ............    59,850,002       64,432,233      138,940,387
Purchase of fixed assets, net of disposals .................      (683,987)        (190,966)      (1,113,295)
Note receivable ............................................           --               --           250,000
                                                              ------------     ------------     ------------
Net cash used in investing activites .......................    (4,740,725)     (23,941,724)      (5,768,643)
                                                              ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of series C preferred stock ...........           --        52,164,972              --
Employee loans .............................................           --        (1,045,961)             --
Repayment of employee loans ................................        24,000              --               --
Issuance costs of series C preferred stock .................           --        (1,203,000)             --
                                                              ------------     ------------     ------------
Net cash provided by financing activities ..................        24,000       49,916,011              --
                                                              ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents .......    (7,796,399)      10,177,455       (4,600,966)

Cash and cash equivalents--beginning of year ...............    12,775,595        2,598,140        7,199,106
                                                              ------------     ------------     ------------
Cash and cash equivalents--end of year .....................  $  4,979,196     $ 12,775,595     $  2,598,140
                                                              ============     ============     ============

           The accompanying notes are an integral part of these consolidated financial statements.


                                 CGA GROUP, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)


1. BUSINESS AND ORGANIZATION

     CGA Group, Ltd., a holding company, was incorporated in Bermuda on June 21, 1996. CGA Group has two wholly-owned subsidiaries which are Commercial Guaranty Assurance, Ltd. and CGA Investment Management, Inc. Commercial Guaranty Assurance, Ltd. was incorporated in Bermuda on October 16, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations, which authorizes it to carry on insurance business of all classes in or from within Bermuda, subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Bermuda Insurance Act. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations. Commercial Guaranty Assurance's "claims paying ability", also referred to as its financial strength, is rated "Triple-A" or the equivalent by Dominion Bond Ratings Service Limited and Canadian Bond Ratings Service Inc., the two principal Canadian rating agencies, and by Japan Rating and Investment Information, Inc., the largest credit rating agency in Japan. At December 31, 2000, Commercial Guaranty Assurance was rated "AAA" by Fitch, Inc., a nationally recognized statistical rating organization with U.S. and worldwide operations. Subsequent to that date, Commercial Guaranty Assurance's financial strength was downgraded by Fitch (see Note 17).

     Commercial Guaranty Assurance's claims-paying ability had been rated "AAA" by Duff & Phelps Credit Rating Agency since June 1997. In April 2000, Fitch acquired and subsequently merged with Duff & Phelps, with Fitch as the surviving company. Although Duff & Phelps had rated Commercial Guaranty Assurance's claims paying ability "AAA", Fitch did not then rate Commercial Guaranty Assurance. On June 2, 2000, Fitch placed Commercial Guaranty Assurance's "AAA" rating on general review for possible downgrade, on the basis that Commercial Guaranty Assurance does not meet Fitch's minimum capital requirements for a "AAA" rating. CGA Group then engaged the investment banking firm of Credit Suisse First Boston (formerly Donaldson, Lufkin & Jenrette Securities Corporation) to act as its exclusive financial advisor for the purpose of raising sufficient incremental capital sufficient to meet Fitch's requirements. In December 2000, CGA Group entered into a letter of intent with a major U.S. financial institution as lead investor, pursuant to which that lead investor agreed, subject to the terms and conditions of the letter of intent, to invest along with other investors sufficient incremental capital to meet Fitch's requirements for Commercial Guaranty Assurance to maintain its "AAA" financial strength rating. See Note 17 for subsequent event developments.

     On October 31, 2000, Standard & Poor's Rating Services announced that it had acquired Canadian Bond Rating Service Inc., and that it would work to "harmonize" outstanding Canadian Bond Rating Service ratings with those of Standard & Poor's. Although Canadian Bond Rating Service currently rates Commercial Guaranty Assurance's claims-paying ability "A++" (triple-A), Commercial Guaranty Assurance is not currently rated by Standard & Poor's. It is currently unclear what rating will be assigned to Commercial Guaranty Assurance by Standard & Poor's as a result of this harmonization process. Commercial Guaranty Assurance expects that it will, in the near future, either request that Canadian Bond Rating Service withdraw its rating of Commercial Guaranty Assurance's claims-paying ability or work with Standard & Poor's to clarify Commercial Guaranty Assurance's rating with Canadian Bond Rating Service.
See note 17 for subsequent event developments.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

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

     Operations commenced following the completion of CGA Group's private placement offering, which closed on June 17, 1997. CGA Group issued 2.6 million shares of Series A preferred stock with a par value of $.01 per share at a price of $25 per share. The shareholders of Series A preferred stock are entitled to a 13.75% quarterly compounding dividend paid in additional shares of Series A preferred stock. The Series A preferred stockholders also received warrants, which are transferable separately from the Series A preferred stock, which represent the right to purchase on or prior to June 17, 2007 a total of 270,000 shares of common stock at an exercise price of $.01 per share. The warrants were valued at $4.99 each at the date of issue and were accounted for as additional paid-in-capital to the common stock.

     In June 1997, CGA Group also issued 1.6 million shares of Series B preferred stock with a par value of $.01 per share for a price of $25 per share and a 20% quarterly compounding dividend paid in additional shares of Series B preferred stock. The shares of Series B preferred stock were sold to investors as part of investment units which also included commitments to purchase an additional $60 million of Series B preferred stock in the aggregate upon the occurrence of certain events, in order to maintain Commercial Guaranty Assurance's "Triple-A" rating from Fitch. Commercial Guaranty Assurance pays a $600,000 annual fee to the holders of the investment units for their commitments. The commitments expire in June, 2002. The investment units also included an aggregate of 7,827,957 shares of common stock, out of a total of 9,100,000 million shares of common stock issued pursuant to the offering, at a price of $5 per share.

     The remaining 1,272,043 shares of common stock were sold to the sponsoring investors and certain members of management, who also received 847,729 warrants, which each represent the right to purchase one share of common stock on or prior to June 17, 2007 at an exercise price of $5 per share. The exercise price on these warrants is subject to reduction based on the sales price of additional common stock or equivalents. A reduction in the exercise price occurred on March 31, 1999 from $5.00 to $2.12 as a result of the Series B preferred stock conversion and Series C preferred stock issuance described below.

     On March 31, 1999, CGA Group sold 43,997,863 shares of Series C preferred stock, par value $.01 per share, to existing shareholders for an aggregate sales price of $50,996,795. Concurrent with the sale of the Series C preferred stock, the outstanding 1,600,000 of Series B preferred stock and the 668,678 shares of Series B preferred stock declared as pay-in-kind dividends thereon, totaling 2,268,678 shares valued at $56,716,950, were exchanged for 18,905,648 shares of common stock based on an exchange price of $3 per share of common stock. If any Series B preferred stock is issued in exchange for the commitments it will be entitled to a 7.0% quarterly compounding dividend paid in additional shares of Series B preferred stock.

     On April 26, 1999, CGA Group sold 973,483 shares of Series C preferred stock to employees of CGA Group and its subsidiaries. The shares were sold for $1.20 each for an aggregate sales price of $1,168,179. CGA Group received cash proceeds of $122,218 and the remaining $1,045,961 was financed by CGA Group by granting employee loans up to a maximum of 90% of the purchase price of the shares. The employee loans were granted in the form of promissory notes which bear interest at a rate of 7% per annum and are payable in three installments on April 26, 2001, April 26, 2002 and April 26, 2003.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

     On July 27, 2000, the shareholders of CGA Group approved the CGA Group, Ltd. 2000 Stock Option Plan. Pursuant to this Stock Option Plan, options for an aggregate of up to 8,400,000 shares of CGA Group's common stock may be issued to employees of CGA Group and its two subsidiaries, as determined by the Compensation Committee of the Board of Directors. As of December 31, 2000 an aggregate of 6,020,000 shares of common stock have been granted to designated employees, at an exercise price of $2.12 per share.

     The primary clients of Commercial Guaranty Assurance and CGA Investment Management are St. George Holdings, Ltd., Cobalt Holdings, LLC, and their respective subsidiaries. As of December 31, 2000, approximately 50% of Commercial Guaranty Assurance's net exposure was from assets owned by St. George and Cobalt. Most of Commercial Guaranty Assurance's premiums and CGA Investment Management's fee income is originated from St. George and Cobalt.

2. SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) and include the accounts of CGA Group, Commercial Guaranty Assurance, and CGA Investment Management. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting policies are as follows:

   a) Premiums

     Commercial Guaranty Assurance's insurance contracts which may be in the form of financial guaranty insurance or credit default swaps, are classified as long-duration contracts for accounting purposes as the contracts are expected to remain in force for an extended period. The contracts generally are not subject to unilateral changes in their provisions and provide insurance protection for extended periods. Premium rates generally are level throughout the period of coverage. Premiums are recognized as written upon inception for multi-year policies for which premiums are received up-front and are earned pro-rata over the period of risk. Installment premiums are recognized as written and earned over each installment period. Commercial Guaranty Assurance also writes insurance policies for which deposit premiums are received up-front and are subject to premium adjustments upon the expiration of the policy term. The deposit premiums are recognized as written upon inception and are earned pro-rata over the period of risk. The premium adjustment is recognized at such time that the amount can be estimated and the receipt or payment is reasonably assured.

   b) Management fees

     Fees earned by CGA Investment Management on managed assets are generally paid quarterly on the outstanding par balance. Fees on assets managed are generally 10 basis points per annum on the outstanding par amount of the assets managed.

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

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

acquisition costs are amortized on a straight-line basis over the estimated term of the related insured risks. Commercial Guaranty Assurance evaluates the recoverability of deferred acquisition costs whenever changes in circumstances warrant. If it is determined that an impairment exists, the excess of the unamortized balance over deferred acquisition costs will be charged to earnings.

   e) Reinsurance

     In the ordinary course of business, Commercial Guaranty Assurance cedes exposures under various reinsurance contracts designed to limit losses from certain risks and to protect capital and surplus. The reinsurance of risk does not relieve Commercial Guaranty Assurance of its original liability to its policyholders. In the event that a reinsurer was unable to meet its obligations under the existing reinsurance contracts, Commercial Guaranty Assurance would be liable for such defaulted amounts. Reinsurance premiums are expensed pro-rata over the period of risk ceded. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

   f) Reserve for losses and loss adjustment expenses

     A case basis reserve for unpaid losses and loss adjustment expenses is recorded at the present value of the estimated loss when, in management's opinion, the likelihood of a future loss is probable and determinable at the balance sheet date. A general reserve is estimated by applying a loss factor to the total net par amount outstanding of Commercial Guaranty Assurance's insured obligations over the expected term of such insured obligations.

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

   h) Statement of cash flows

     For purposes of the statements of cash flows, cash equivalents are composed of short-term deposits with original maturities which are less than three months.

   i) Per share data

     CGA Group computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Loss per common share is calculated using the net income (loss) for the period less preference

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

dividends, accretion of preference stock to redemption value, and accretion on warrants divided by the weighted average number of common shares outstanding and, if dilutive, shares of Series C preferred stock, shares issuable under outstanding warrants, and shares issuable under vested employee stock options.

   j) Property and equipment

     Property and equipment consist of the company's furniture, equipment, computer software, computer hardware and leasehold improvements and are recorded at cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range from three to seven years.

   k) Stock compensation plans

     CGA Group accounts for stock compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for stock option grants is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

   l) Fair value of financial instruments

     Fair values of financial instruments are disclosed in the notes to the financial statements when they differ from their carrying values. When amounts receivable and payable are subject to normal credit terms, their carrying values are used as an approximation of their fair values.

   m) Mezzanine equity

     Any class of stock which has the following characteristics is classified as Mezzanine Equity: (1) it is subject to mandatory redemption requirements on a fixed or determinable date; (2) it is redeemable at the option of the holder; or
(3) it has conditions for redemption which are not solely within the control of the issuer.

   n) Start-up activities

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

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

3. INVESTMENTS

   a) Fixed maturities

     The fair values, gross unrealized gains and losses and amortized cost of fixed maturities at December 31, 2000 and 1999 are as follows:


                                                                    GROSS             GROSS
                                                 AMORTIZED        UNREALIZED       UNREALIZED
2000                                               COST             GAINS            LOSSES         FAIR VALUE
                                               ------------       ----------      -----------      ------------
 Non-U.S. Government .......................   $ 19,576,434     $    284,675      $  (124,059)     $ 19,737,050
 Corporate .................................    134,241,205        2,232,719         (880,613)      135,593,311
 Short-term ................................      1,425,310              --                --         1,425,310
                                               ------------     ------------      ------------     ------------
 Fixed Maturities ..........................   $155,242,949     $  2,517,394      $(1,004,672)     $156,755,671
                                               ============     ============      ============     ============

                                                                    GROSS             GROSS
                                                 AMORTIZED        UNREALIZED       UNREALIZED
1999                                               COST             GAINS            LOSSES         FAIR VALUE
                                               ------------       ----------      -----------      ------------
 Non-U.S. Government .......................   $ 33,995,209              --       $(1,509,028)     $ 32,486,181
 Corporate .................................    116,796,572              --        (4,991,405)      111,805,167
 Short-term ................................      2,046,328              --                --         2,046,328
                                               ------------     ------------      ------------     ------------
 Fixed Maturities ..........................   $152,838,109              --       $(6,500,433)     $146,337,676
                                               ============     ============      ============     ============

     The change in unrealized appreciation (depreciation) on fixed maturity securities was $8,013,155 in 2000 and $(7,428,109) in 1999.

     Fixed maturities at December 31, 2000 and 1999, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.


                                                  2000              2000             1999             1999
MATURITY PERIOD                                 FAIR VALUE     AMORTIZED COST      FAIR VALUE     AMORTIZED COST
---------------                                ------------    --------------     ------------    --------------
Less than 1 year ...........................   $  1,425,310     $  1,425,310      $  2,046,328     $  2,046,328
1-5 years ..................................    147,157,961      145,978,488       139,885,448      146,089,396
5-10 years .................................      8,172,400        7,839,151         4,435,900        4,702,385
                                               ------------     ------------      ------------     ------------
  Total fixed maturities ...................   $156,755,671     $155,242,949      $146,337,676     $152,838,109
                                               ============     ============      ============     ============


     Realized gains for the year ended December 31, 2000 were $54; for the year ended December 31, 1999 were $244,586 and for the year ended December 31, 1998 were $3,436,817. Realized losses for the year ended December 31, 2000 were $2,001,405; for the year ended December 31, 1999 were $305,071 and for the year ended December 31, 1998 were $622,685. Investments are made predominately in U.S. dollar denominated foreign corporate and government securities. The rating level for an investment cannot be below "Double-A minus". The portfolio consists of "Double-A" rated investments on average. The portfolio manager operates under guidelines to maintain a weighted average duration of two to five years.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

   b) Net investment income

     Net investment income for the years ended December 31, 2000, 1999 and 1998 was derived from the following sources:

                                           2000           1999          1998
                                        ----------     ----------    ----------
     Fixed maturities ................  $8,796,755     $7,989,790    $8,400,894
     Other ...........................     691,837        796,702       501,677
                                        ----------     ----------    ----------
     Gross investment income .........   9,488,592      8,786,492     8,902,571
     Investment expense ..............    (164,932)      (144,941)     (374,449)
                                        ----------     ----------    ----------
     Net investment income ...........  $9,323,660     $8,641,551    $8,528,122
                                        ==========     ==========    ==========

4. DETAIL OF OTHER ASSETS

     Other assets are comprised of the following at December 31, 2000 and 1999:

                                                       2000           1999
                                                    ----------     ----------
     Other prepaid expenses .....................   $  295,966     $  668,627
     Prepaid commitment fees ....................      276,164        276,164
     Deposits ...................................      249,580        301,080
     Accounts receivable ........................      175,305         47,405
     Other ......................................        --           263,759
                                                    ----------     ----------
       Total other assets .......................   $  997,015     $1,557,035
                                                    ==========     ==========

5. LOSSES AND LOSS EXPENSES

     The reserve for losses and loss adjustment expenses is established in an amount equal to Commercial Guaranty Assurance's estimate of case basis reserves, general reserves and unallocated losses including costs of settlement, on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. The general reserve for losses and loss adjustment expenses is estimated by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net par amount outstanding of the insured obligations.

     The reserve for losses and loss adjustment expenses is comprised of the following at December 31, 2000 and 1999:

                                                       2000           1999
                                                    ----------    -----------
     Case basis reserve .........................   $  166,714    $33,200,000
     General reserve ............................    5,000,000      3,345,700
                                                    ----------    -----------
       Total reserve for losses and loss
        adjustment expenses .....................   $5,166,714    $36,545,700
                                                    ==========    ===========

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

     The activity in the reserve for losses and loss adjustment expenses is as follows:

                                                      2000              1999
                                                 ------------      ------------
     Balance at beginning of year .............  $ 36,545,700      $ 90,200,000
       Less reinsurance recoverable ...........   (25,000,000)      (67,400,000)
                                                 ------------      ------------
     Net balance at beginning of year .........    11,545,700        22,800,000
     Net losses and loss expenses incurred in
      respect of losses occurring in:
       Current year ...........................     4,241,391         1,350,000
       Prior years                                      --           15,300,000
                                                 ------------      ------------
       Total ..................................     4,241,391        16,650,000
     Net losses and loss expenses paid in
      respect of losses occuring in:
       Current year ...........................    (2,591,391)      (27,904,300)
       Prior years ............................    (8,028,986)            --
                                                 ------------      ------------
       Total ..................................   (10,620,377)      (27,904,300)
     Balance at end of year ...................     5,166,714        11,545,700
     Reinsurance recoverable ..................         --           25,000,000
                                                 ------------      ------------
     Balance at end of year ...................  $  5,166,714      $ 36,545,700
                                                 ============      ============

     In 1997 and 1998, Commercial Guaranty Assurance insured an aggregate of approximately $212 million face amount of asset backed securities originated and serviced by Commercial Financial Services, Inc., a credit card debt collection company, after first having obtained reinsurance for approximately $162 million face amount of this exposure. Commercial Financial Services filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in December, 1998, under circumstances indicating the perpetration of a massive fraud on investors by certain of Commercial Financial Services' principal shareholders and outside advisors. In December 1998, Commercial Guaranty Assurance established a net $20.8 million case basis reserve in respect of its exposure on these securities, which reserve was increased by a further $7.1 million in June 1999 and a further $8.2 million in December 1999.

     During 1999 and 2000, Commercial Guaranty Assurance made an aggregate of approximately $150.7 million in claim payments under its policies in respect of these securities, of which $115.2 million was recovered from reinsurance. In connection with these claim payments, Commercial Guaranty Assurance and its reinsurer acquired a corresponding face amount of the underlying securities, which have no readily determinable market value and have not been recorded on the books of Commercial Guaranty Assurance. All payments received on the underlying securities so acquired by Commercial Guaranty Assurance are being used to purchase additional securities from Commercial Guaranty Assurance's clients, until Commercial Guaranty Assurance has no further exposure in respect of these securities.

     As a result of the claim payments described above and interim principal repayments, Commercial Guaranty Assurance's remaining gross exposure in respect of these securities has been reduced to $30.7 million as of December 31, 2000, of which $23.5 million is covered by reinsurance, leaving Commercial Guaranty Assurance with a remaining net exposure of $7.2 million. Commercial Guaranty Assurance does not anticipate that it will have to pay any further claims in respect of these securities and, accordingly, no additional case basis reserves have been established.

     Commercial Guaranty Assurance and various other plaintiffs have commenced legal proceedings against Commercial Financial Services, certain of its officers and shareholders, its auditors, and its legal and financial advisors, alleging various counts of federal and state securities law violations and common law fraud. Management believes that it is too early to predict what, if anything, Commercial Guaranty Assurance may ultimately recover out of these legal proceedings, or from Commercial Financial Services' estate in bankruptcy.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

     In April 2000, Commercial Guaranty Assurance paid a $2.6 million claim in connection with a $20 million face amount "Triple-B" rated tranche of a home equity loan securitization held by one of the St. George companies. Based on its ongoing surveillance of the St. George portfolio, CGA Investment Management was concerned about the deteriorating credit quality of the collateral pool underlying this security, and believed that it would mitigate the potential losses to Commercial Guaranty Assurance if the security was divested. CGA Investment Management accordingly recommended the divestiture of the security to Commercial Guaranty Assurance which, as insurer of St. George's liabilities and after reviewing CGA Investment Management's analysis and recommendations, directed CGA Investment Management, as investment adviser to St. George, to sell the security. The sale resulted in a shortfall of $2.6 million, which was included in Commercial Guaranty Assurance's case basis reserve at March 31, 2000. Commercial Guaranty Assurance made the claim payment of $2.6 million on April 27, 2000. As a result of this claim payment, Commercial Guaranty Assurance is entitled under the transaction documentation to share in a portion of the monthly cash flow from the underlying assets to partially mitigate the loss. For the year ended December 31, 2000, Commercial Guaranty Assurance recovered approximately $289,000 under these provisions. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management is currently recording these recoveries as reported.

     Surveillance for transactions in the St. George and Cobalt companies is currently performed by CGA Investment Management of behalf of Commercial Guaranty Assurance pursuant to a surveillance contract. In accordance with the provisions of this agreement, CGA Investment Management monitors each asset owned by St. George and Cobalt and provides detailed surveillance reports to Commercial Guaranty Assurance on a monthly or quarterly basis, depending on asset type. As part of its ongoing surveillance procedures, Commercial Guaranty Assurance maintains and regularly updates a watchlist of those credits which Management believes are showing poor or worsening credit characteristics, or are otherwise showing trends that could indicate worsening credit performance in the future. These watchlist credits are ranked in categories, ranging from those that are subject to heightened scrutiny, to those which Management believes have a materially higher risk of ultimately resulting in a claim. As of December 31, 2000, there were two asset backed securities, both collateralized debt or loan obligations totaling $36 million in principal amount, and one corporate default swap in the principal amount of $5 million, in the lowest category of the watchlist. As Management does not believe that a loss in respect of any of these securities is both "probable and determinable", Commercial Guaranty Assurance has not posted case basis reserves in respect of these exposures. Management will continue to monitor these securities carefully, and may establish case basis reserves against these exposures in the future, to the extent their credit performance deteriorates further.

6. REINSURANCE

     In the ordinary course of business, Commercial Guaranty Assurance cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. In the event that all or any of the reinsurers are unable to meet their obligations to Commercial Guaranty Assurance under the existing reinsurance agreements, Commercial Guaranty Assurance would be liable for such defaulted amounts. Commercial Guaranty Assurance also has a $20 million excess of loss reinsurance facility (see note 7). As stated above, Commercial Guaranty Assurance has reinsured a portion of its exposure to asset-backed securities originated and serviced by Commercial Financial Services.

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

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

     In a separate transaction that closed in December 1999, CGA Investment Management paid $5.5 million to St. George to cover a portion of the cost incurred by St. George for the credit support arrangements.

7. CAPITAL FACILITIES

     Commercial Guaranty Assurance has soft capital facilities totaling $80 million comprised of a $20 million excess of loss reinsurance facility and outstanding commitments to purchase Series B preferred stock in the amount of $60 million. Commercial Guaranty Assurance considers these capital facilities to represent "soft" capital and they are not related to any specific insurance policy. Commercial Guaranty Assurance pays a fee equal to 1% of the excess of loss facility amount per annum to the reinsurer. Commercial Guaranty Assurance pays a fee of 1% per annum of the commitment amount to the shareholders who provide the commitments. Both the excess of loss fee and the commitment fees are included in expenses on the statement of operations.

8. MEZZANINE EQUITY

                                                        2000           1999
                                                    ------------   ------------
     Series A: 4,209,057 and 3,676,821 shares
      issued and outstanding ....................   $     42,090   $     36,768
     Additional paid in capital .................    101,361,884     87,469,444
                                                    ------------   ------------
     Total series A preferred stock .............   $101,403,974   $ 87,506,212
                                                    ============   ============

     CGA Group's Series A preferred stock is subject to mandatory redemption including all accrued and unpaid dividends thereon, on June 17, 2007. The Series A preferred stock is also redeemable at the election of CGA Group at any time.

     The dividends on the Series A preferred stock are declared quarterly by the Board of Directors and paid in additional shares of Series A preferred stock.

     The Series A preferred stock was recorded at fair value at the date of issue. The difference between fair value and the redemption value (excluding pay-in-kind dividends) is being accreted over the mandatory redemption period by a charge to shareholders' equity. The redemption value of the Series A preferred stock is $25 per share.

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

     On March 31, 1999, all issued and outstanding shares of Series B preferred stock were converted into shares of common stock, at a conversion ratio of
11.816 shares of common stock per share of Series B preferred stock. The conversion ratio was based on an assumed value of $3.00 per share of common stock. As a result of the conversion, 18,905,648 new shares of common stock were issued. No shares of Series B preferred stock are currently outstanding. If the $60 million of Series B preferred commitments are called, new shares will be issued with pay-in-kind dividends yielding 7% per annum.

9. SHAREHOLDERS' EQUITY

   a) Common stock

     The number of common shares outstanding during the years ended December 31, 2000 and 1999 was as follows:

                                                      2000          1999
                                                   ----------     ----------
     Issued and outstanding ....................   28,005,648     28,005,648
     Weighted average number of shares .........   28,005,648     23,395,778

     The common stock of CGA Group carries two votes per share on all matters presented to the security holders of CGA Group for their approval.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

   b) Series C preferred stock
     The Series C preferred stock are voting securities and are entitled to one vote per share on all matters presented to the security holders of CGA Group for their approval. Shares issued and outstanding and their related additional paid-in-capital as of December 31, 2000 and 1999 were as follows:

                                                         2000          1999
                                                     -----------    -----------
     44,971,346 shares issued and outstanding        $   449,713    $   449,713
     Additional paid-in-capital                       49,490,298     49,466,298
                                                     -----------    -----------
     Total Series C preferred stock                  $49,940,011    $49,916,011
                                                     ===========    ===========

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

     The additional paid in capital has been reduced by approximately $1.2 million in issuance costs and $1.0 million in employee loans. CGA Group holds promissory notes from certain employees in connection with the sale of Series C preferred stock that occurred on April 26, 1999. The notes are due in three installments and accrue interest at an annual rate of 7%.

10. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2000, 1999 and 1998.


                                                                     2000             1999              1998
                                                                 ------------     ------------     ------------
Basic Loss Per Share
Numerator:

 Net income (loss) ...........................................   $  3,865,656     $ (7,648,871)    $(17,987,779)
 Series A--Pay-in-kind dividends paid ........................    (13,305,900)     (11,623,250)     (10,383,919)
 Series A--Accretion to redemption value .....................       (457,132)        (457,132)        (514,273)
 Series A--Accretion on warrants .............................       (134,730)        (134,730)        (207,709)
 Series B--Pay-in-kind dividends .............................            --        (2,700,795)      (9,576,933)
 Series B--Accretion to redemption value .....................            --           (50,137)        (225,614)
                                                                 ------------     ------------     ------------
Net loss attributable to common shareholders .................   $(10,032,106)    $(22,614,915)    $(38,896,227)
                                                                 ------------     ------------     ------------
Denominator:
 Weighted average common shares outstanding ..................     28,005,648       23,395,778        9,100,000
                                                                 ------------     ------------     ------------
Basic loss per share .........................................   $      (0.36)    $      (0.97)    $      (4.27)
                                                                 ============     ============     ============
Diluted loss per share
Numerator ....................................................   $(10,032,106)    $(22,614,915)    $(38,896,227)
                                                                 ------------     ------------     ------------
Denominator ..................................................     28,005,648       23,395,778        9,100,000
                                                                 ------------     ------------     ------------
Diluted loss per share .......................................   $      (0.36)    $      (0.97)    $      (4.27)
                                                                 ============     ============     ============
Loss per share on cumulative effect of change in
 accounting principle ........................................   $        --      $        --      $      (0.43)
                                                                 ============     ============     ============


     CGA Group has outstanding warrants, vested employee stock options and Series C preferred stock which were not included in the computation of the diluted loss per share as the effect of these items is antidilutive for the periods presented above. For the year ended December 31, 2000, the total number of common share equivalents not included in the calculation of diluted loss per share was 48,081,156. The common share equivalents are comprised of 44,971,346 shares of Series C preferred stock, 847,729 sponsor warrants, 1,992,081 employee stock options, and warrants sold with the Series A preferred stock convertible into 270,000 common shares.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

     On June 17, 1997, CGA Group issued warrants to purchase 270,000 shares of common stock in connection with the issuance of 2.6 million shares of Series A preferred stock. All of the warrants are outstanding as of December 31, 2000. These warrants are exercisable at any time on or prior to June 17, 2007 at an exercise price of $.01 per share of common stock.

     CGA Group also issued 847,729 warrants to certain investors and members of management on June 17, 1997. Each such warrant represents the right to purchase one share of common stock on or prior to June 17, 2007. The exercise price of the warrants was lowered from $5 per share to $2.12 per share in connection with the Series B preferred stock conversion into common stock and the issuance of the Series C preferred stock. All such warrants were outstanding as of December 31, 2000.

     On July 27, 2000, the shareholders of CGA Group approved the CGA Group, Ltd. 2000 Stock Option Plan. Pursuant to this Stock Option Plan, options for an aggregate of up to 8,400,000 shares of CGA Group's common stock may be issued to employees of CGA Group and its two subsidiaries, as determined by the Compensation Committee of the Board of Directors. As of December 31, 2000 an aggregate of 6,020,000 options to purchase shares of common stock have been granted to designated employees, at an exercise price of $2.12 per share. As a condition to this grant, each employee receiving options under the Stock Option Plan surrendered any options or warrants granted under CGA Group's previous stock option plan. Accordingly, employees of CGA Group and its subsidiaries surrendered to CGA Group for cancellation warrants to acquire an aggregate of 1,298,875 shares of CGA Group's common stock.

     Options granted under the Stock Option Plan vest 25% on each of December 31, 2000, 2001, 2002 and 2003, except that to the extent that any of the options granted under the Stock Option Plan are in replacement of options or warrants issued under prior plans and therefore cancelled, the replacement options will vest immediately. The Stock Option Plan provides for the immediate vesting of granted options upon the occurrence of any of the events referred to in the Stock Option Plan as Liquidity Events. In addition, in the event that a Liquidity Event does not occur by June 30, 2004 and CGA Group has met the net income targets specified in the Stock Option Plan, employees holding vested option grants will have the right to exercise a cash-out election in respect of any or all of the shares covered by these options. The aggregate amount of the cash-out payment, if payable under the terms of the Stock Option Plan, will equal 10% of CGA Group's net income, calculated as set forth in the Stock Option Plan for the five full fiscal years 2000 through 2004, multiplied by a fraction, the numerator of which is the number of vested shares as to which this election is made, and the denominator of which is 8,400,000. This payment will be made as soon as practicable after the finalization of CGA Group's audited financial statements for the year ending December 31, 2004. As of December 31, 2000, there were 6,020,000 warrants outstanding of which 1,992,081 warrants were exercisable. As of December 31, 1999, there were 1,315,984 warrants outstanding of which 657,992 warrants were exercisable.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

11. INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at December 31, 2000 and 1999 by asset type:

                                                         2000           1999
     ASSET TYPE                                       (IN 000'S)     (IN 000'S)
     ----------                                       ----------     ----------
     Auto ...........................................   $  9,916      $  26,158
     Commercial loan and bond obligations ...........    349,523        327,335
     Commercial mortgage-backed securities ..........    518,771        614,217
     Corporate asset-backed securities ..............    175,219        147,490
     Credit card receivables ........................    155,355        165,997
     Equipment ......................................     12,639         17,111
     Future flows ...................................     24,162         55,463
     Home equity loans ..............................    339,324        374,280
     Real estate investment trust debt ..............    201,638        256,774
     Real estate investment trust preferred stock ...     65,000         70,000
     Sovereign debt .................................     90,000         90,000
     Residential value insurance ....................     11,165            --
     Other consumer asset-backed securities .........    273,125         89,640
                                                      ----------     ----------
       Total ........................................ $2,225,837     $2,234,465
                                                      ==========     ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at December 31, 2000 and 1999:

                                                           2000          1999
                                                           ----          ----
     "AAA" ..............................................     4%            4%
     "AA" ...............................................    14%            2%
     "A" ................................................    26%           25%
     "BBB" ..............................................    45%           58%
     "BB" ...............................................    10%            9%
     Not rated ..........................................     1%            2%
                                                            ---           ---
      Total .............................................   100%          100%
                                                            ===           ===

     North America comprises 94% of the insured obligations geographic exposure. Other countries include Turkey, Korea, Greece, Poland, and Portugal, each of which comprises approximately 1.5% or less of the geographic exposure.

12. SEGMENT REPORTING

     CGA Group has two reportable segments: Commercial Guaranty Assurance and CGA Investment Management (see description of each segment in Note 1). CGA Group's management has identified the operating segments on the basis that they are separate entities with each entity carrying on a different type of business and their performances are evaluated separately by management. Commercial Guaranty Assurance provides financial guaranty insurance and CGA Investment Management provides investment management services. North America comprises 94% of the insured obligations geographic exposure. Other countries include Turkey, Greece, Poland and Portugal, each of which comprises 1.5% or less of the geographic exposure. The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

     The table below presents financial information for each of the operating segments.

     As of and for the year ended December 31, 2000:


                                                   COMMERCIAL         CGA
                                                    GUARANTY       INVESTMENT          CGA
                                                   ASSURANCE       MANAGEMENT         GROUP           TOTAL
                                                  ------------    -----------      -----------    ------------
REVENUES
Net premiums earned ...........................   $ 13,295,707    $       --       $       --     $ 13,295,707
Net investment income .........................      9,119,467         49,294          154,899       9,323,660
Net realized losses ...........................     (2,001,351)           --               --       (2,001,351)
Management fees ...............................            --       2,318,255              --        2,318,255
Intersegment revenue (a) ......................            --         550,676        1,061,712       1,612,388
                                                  ------------    -----------      -----------    ------------
  TOTAL REVENUES ..............................     20,413,823      2,918,225        1,216,611      24,548,659
                                                  ------------    -----------      -----------    ------------
EXPENSE ITEMS
Losses and loss adjustment expenses ...........      3,952,100            --               --        3,952,100
Operating expenses ............................      1,478,907     10,067,019        1,776,329      13,322,255
Acquisition costs .............................        996,260            --               --          996,260
Commitment fees ...............................        600,000            --               --          600,000
Excess of loss facility .......................        200,000            --               --          200,000
Intersegment expenses .........................        550,676      1,061,712              --        1,612,388
                                                  ------------    -----------      -----------    ------------
  TOTAL EXPENSES ..............................      7,777,943     11,128,731        1,776,329      20,683,003
                                                  ------------    -----------      -----------    ------------
  NET INCOME (LOSS) ...........................     12,635,880     (8,210,506)        (559,718)      3,865,656
                                                  ------------    -----------      -----------    ------------
ASSETS
  TOTAL ASSETS ................................   $180,141,791    $ 2,556,158      $24,189,821    $206,887,770
                                                  ============    ===========      ===========    ============

--------------

(a) Intersegment revenues are comprised of interest on intercompany loans and surveillance fees.

     As of and for the year ended December 31, 1999:


                                                   COMMERCIAL         CGA
                                                    GUARANTY       INVESTMENT          CGA
                                                   ASSURANCE       MANAGEMENT         GROUP           TOTAL
                                                  ------------    -----------      -----------    ------------
REVENUES
Net premiums earned ...........................   $ 12,223,484    $       --       $       --     $ 12,223,484
Net investment income .........................      8,030,130         61,479          549,942       8.641,551
Net realized losses ...........................        (60,485)           --               --          (60,485)
Management fees ...............................            --       8,207,746              --        8,207,746
Intersegment revenue ..........................            --         349,546          257,589         607,135
                                                  ------------    -----------      -----------    ------------
  TOTAL REVENUES ..............................     20,193,129      8,618,771          807,530      29,619,431
                                                  ------------    -----------      -----------    ------------

EXPENSE ITEMS
Losses and loss adjustment expenses ...........     16,650,000            --               --       16,650,000
Operating expenses ............................      1,279,553      9,940,212        1,767,831      12,987,596
Rebate on credit support arrangements .........            --       5,510,000              --        5,510,000
Acquisition costs .............................        713,571            --               --          713,571
Commitment fees ...............................        600,000            --               --          600,000
Excess of loss facility .......................        200,000            --               --          200,000
Intersegment expenses .........................        349,546        257,589                -         607,135
                                                  ------------    -----------      -----------    ------------
  TOTAL EXPENSES ..............................     19,792,670     15,707,801        1,767,831      37,268,302
                                                  ------------    -----------      -----------    ------------
  NET INCOME (LOSS) ...........................        400,459     (7,089,030)        (960,301)     (7,648,871)
                                                  ------------    -----------      -----------    ------------
ASSETS
  TOTAL ASSETS ................................   $190,644,086    $ 3,005,640      $17,302,581    $210,952,307
                                                  ============    ===========      ===========    ============


                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

     As of and for the year ended December 31, 1998:


                                                   COMMERCIAL         CGA
                                                    GUARANTY       INVESTMENT          CGA
                                                   ASSURANCE       MANAGEMENT         GROUP           TOTAL
                                                  ------------    -----------      -----------    ------------
REVENUES
Net premiums earned ............................   $ 9,246,289    $       --       $       --     $  9,246,289
Net investment income ..........................     8,387,513         64,934           75,675       8,528,122
Net realized gains .............................     2,814,132            --               --        2,814,132
Management fees ................................           --       3,353,499              --        3,353,499
Intersegment revenue ...........................           --         122,301              --          122,301
                                                  ------------    -----------      -----------    ------------
  TOTAL REVENUES ...............................    20,447,934      3,540,734           75,675      24,064,343
                                                  ------------    -----------      -----------    ------------
EXPENSE ITEMS
Losses and loss adjustment expenses ............    22,745,000            --               --       22,745,000
Operating expenses .............................     1,558,407     10,711,550        1,753,409      14,023,366
Acquisition Costs ..............................       433,217            --               --          433,217
Commitment Fees ................................       600,000            --               --          600,000
Excess of loss facility ........................       200,000            --               --          200,000
Intersegment expenses ..........................       122,301            --               --          122,301
                                                  ------------    -----------      -----------    ------------
  TOTAL EXPENSES ...............................    25,658,925     10,711,550        1,753,409      38,123,884
                                                  ------------    -----------      -----------    ------------
  NET LOSS .....................................    (5,210,991)    (7,170,816)      (1,677,734)    (14,059,541)
                                                  ------------    -----------      -----------    ------------
Cumulative effect of change in accounting
 policy ........................................     1,127,353        480,207        2,320,678       3,928,238
                                                  ------------    -----------      -----------    ------------
ASSETS
  TOTAL ASSETS .................................  $214,823,536    $ 3,752,936      $ 7,860,816    $226,437,288
                                                  ============    ===========      ===========    ============

     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements.
Depreciation expense is included in operating expenses.


                                                                  2000             1999              1998
                                                               ------------     ------------      ------------
REVENUES
Total revenues for reportable segments .....................   $ 24,548,659     $ 29,619,431      $ 24,064,343
Elimination of intersegment revenues .......................     (1,612,388)        (607,135)         (122,301)
                                                               ------------     ------------      ------------
  Total consolidated revenues ..............................   $ 22,936,271     $ 29,012,296      $ 23,942,042
                                                               ------------     ------------      ------------
EXPENSES
Total expenses for reportable segments .....................   $ 20,683,003     $ 37,268,302      $ 38,123,884
Elimination of intersegment operating expenses .............     (1,612,388)        (607,135)         (122,301)
                                                               ------------     ------------      ------------
  Total consolidated expenses ..............................   $ 19,070,615     $ 36,661,167      $ 38,001,583
                                                               ------------     ------------      ------------
ASSETS
Total assets for reportable segments .......................   $206,887,770     $210,952,307      $226,437,288
Intercompany loans .........................................    (26,075,000)      (8,700,421)       (7,551,429)
Other intercompany balances ................................     (2,081,700)      (2,632,378)       (2,981,926)
                                                               ------------     ------------      ------------
  Total consolidated assets ................................   $178,731,070     $199,619,508      $215,903,933
                                                               ============     ============      ============


                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

13. CONTINGENCIES AND COMMITMENTS

a)   Going Concern Contingency

     As described in note 17, on March 14, 2001, the Company was downgraded to "AA" , (on Rating Watch Negative), by Fitch Inc., a nationally recognized statistical rating organization with US and worldwide operations.

     Fitch's downgrade of Commercial Guaranty Assurance's financial strength rating will have a material adverse effect on its ability to write new financial guaranty assurance business. Many of Commercial Guaranty Assurance's competitors in the area of providing credit enhancement are rated "Triple A" by one or more of the major rating agencies. Being rated "AA" by Fitch will place Commercial Guaranty Assurance at a distinct competitive disadvantage as compared to providers of credit enhancement with higher ratings. The Fitch downgrade will significantly decrease the desirability of Commercial Guaranty Assurance's insurance for many investors, and materially adversely affect both the volume of new business that Commercial Guaranty Assurance will be able to write, as well as the premiums Commercial Guaranty Assurance will be able to charge for its insurance. In addition, it is possible that Fitch's action may prompt one or more of the other rating agencies that currently rates Commercial Guaranty Assurance's financial strength to lower its rating of Commercial Guaranty Assurance. Nevertheless, a "Double A" rating is still a high " investment grade" rating, Commercial Guaranty Assurance's claims-paying resources of almost $250 million remain unimpaired, and Fitch's action will have no adverse impact on Commercial Guaranty Assurance's current ability to meet its existing obligations to policyholders.

     However, as noted in note 1, the rating by Fitch is Rating Watch Negative, and if Fitch were to further downgrade Commercial Guaranty Assurance's financial strength rating, there would be further significant adverse consequences for Commercial Guaranty Assurance. A downgrade below "Double A" would trigger the acceleration of certain liabilities of St. George and Cobalt that have been guaranteed by Commercial Guaranty Assurance. To the extent that St. George or Cobalt were unable to repay these liabilities in full, which could result if the securities collateralizing the obligations could not be sold for a price at least equal to the outstanding principal balance of the related liability plus accrued and unpaid interest thereon, Commercial Guaranty Assurance would be liable under its guarantees for the amount of any repayment shortfall. Although the Company believes that Commercial Guaranty Assurance's claims-paying resources currently are adequate to cover the amount of any such shortfalls and still provide adequate protection for outstanding policies, a decline in the market value of these securities would result in an equivalent increase in the size of the shortfall required to be paid by Commercial Guaranty Assurance. At this time, the Company has not completed its assessment of the likely amounts and timings of such shortfalls. In addition, as well as further decreasing the volume of new insurance Commercial Guaranty Assurance could write and the amount of premiums it could charge for its insurance, certain other occurrences would be triggered in the event of a downgrade, which may, or may not, have a material adverse effect upon the Company, depending upon timing of the occurrence. However, a downgrade to below "Double A" would severely jeopardize Commercial Guaranty Assurance's business prospects and could raise substantial doubt about its ability to continue as a going concern.


b)   Lease commitments

     CGA Group rents office space in Hamilton, Bermuda under an operating lease that expires in July 2003. CGA Investment Management rents office space in New York, under an operating lease that expires in 2003 with one option for a renewal period of five years. Total rent expense was approximately $443,000, $438,000 and $355,000 in 2000, 1999, and 1998 respectively. Future minimum rental commitments under the leases, are expected to be approximately $500,000 per annum.

14. TAXATION

     CGA Group and Commercial Guaranty Assurance, which are domiciled in Bermuda, have received from the Minister of Finance of Bermuda an assurance under the Exempted Undertakings Tax Protection Act, 1966, as amended, of Bermuda, that generally protects them from incurring taxation by Bermuda tax authorities until March 28, 2016. Since CGA Group and Commercial Guaranty Assurance are not engaged in a trade or business in the U.S. there should be no U.S. income taxes due, however, CGA Group and Commercial Guaranty Assurance file protective U.S. income tax returns. CGA Investment Management will be subject to U.S. taxation at regular corporate tax rates,

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

but has tax loss carry-forwards of approximately $8.2 million, $7.1 million and $7.7 million as at December 31, 2000, 1999 and 1998 respectively, for which no benefit has been recorded in the financial statements. These tax loss carry-forwards expire in the years 2020, 2019 and 2018 respectively.

15. STATUTORY FINANCIAL DATA

     Under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations, Commercial Guaranty Assurance is required to file an annual Statutory Financial Return and Statutory Financial Statements to maintain certain measures of solvency and liquidity during the period. The statutory capital and surplus at December 31, 2000 and 1999 was $162,966,981 and $141,938,889 respectively. Statutory net income for the years ended December 31, 2000 and 1999 was $12,975,765 and $161,828 respectively and statutory net loss for the year ended December 31, 1998 was $13,809,607. The principal differences between capital and surplus and statutory net income and shareholders' equity and income as reported in conformity with GAAP relates to deferred acquisition costs and prepaid expenses of Commercial Guaranty Assurance. There were no statutory restrictions on payment of dividends from the retained earnings of Commercial Guaranty Assurance as the required level of solvency was met by the common stock in issue.

16. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 137 and SFAS No. 138, which the company is required to adopt effective January 1, 2001. SFAS 133 requires all derivatives to be recognized on the balance sheet as either assets or liabilities and measured at fair value. Upon implementation, credit default swaps will be valued at fair value in accordance with this statement. The impact of adopting SFAS 133 as of December 31, 2000 would have resulted in a charge of approximately $4.2 million against earnings presented in the statement of operations as a cumulative effect of change in accounting principle.

17. SUBSEQUENT EVENTS

     In December 2000, CGA Group entered into a letter of intent with a major U.S. financial institution as lead investor, pursuant to which that lead investor agreed, subject to the terms and conditions of the letter of intent, to invest along with other investors sufficient incremental capital to meet Fitch's requirements for Commercial Guaranty Assurance to maintain its "AAA" financial strength rating. On March 13, 2001, this lead investor advised Commercial Guaranty Assurance and Fitch that it did not intend to proceed with the proposed transaction. As a result, Fitch downgraded Commercial Guaranty Assurance's financial strength rating to AA (Double-A) on March 14, 2001. Commercial Guaranty Assurance's rating from Fitch remains on "Rating Watch Negative". In addition, pending clarification of the status of Commercial Guaranty Assurance's rating from Canadian Bond Rating Service and, in light of the Fitch downgrade, Dominion Bond Rating Service, Commercial Guaranty Assurance's ability to provide credit enhancement for Canadian transactions will be significantly curtailed, at least until such time as the status of Commercial Guaranty Assurance's ratings from these two Canadian rating agencies is clarified.

     The Company will continue to work with its financial advisor, Credit Suisse First Boston, to attempt to structure a financial transaction that will either warrant an upgrade of Commercial Guaranty Assurance's financial strength rating from Fitch back to "AAA", or that will at least cause Fitch to remove Commercial Guaranty Assurance's rating from Rating Watch Negative. No assurance can be given as to whether or not CGA Group will be successful in these efforts.

                                 CGA GROUP, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)


18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


2000                                        1ST QTR         2ND QTR         3RD QTR          4TH QTR          TOTAL
----                                      -----------     -----------     -----------     -----------     ------------
Net premiums written ..................   $ 3,456,962     $ 3,237,013     $ 3,237,189     $ 3,583,430     $ 13,514,594
Net premiums earned ...................     3,183,267       3,478,071       3,501,615       3,132,754       13,295,707
Net investment income and net
 realized gains (losses) ..............     1,955,815       1,671,206       1,624,819       2,070,469        7,322,309
Management fees .......................       549,056         561,284         648,301         559,614        2,318,255
                                          -----------     -----------     -----------     -----------     ------------
  TOTAL REVENUES ......................     5,688,138       5,710,561       5,774,735       5,762,837       22,936,271
                                          ===========     ===========     ===========     ===========     ============
Losses and loss adjustment
 expenses, net ........................     2,991,391         283,828         317,731         359,150        3,952,100
Operating Expenses ....................     3,616,324       3,337,702       3,240,560       3,127,669       13,322,255
Acquisition costs .....................       227,245         243,062         260,396         265,557          996,260
Commitment fees and excess of
 loss facility ........................       200,000         200,000         200,000         200,000          800,000
                                          -----------     -----------     -----------     -----------     ------------
  TOTAL EXPENSES ......................     7,034,960       4,064,592       4,018,687       3,952,376       19,070,615
                                          ===========     ===========     ===========     ===========     ============
Net income (loss) .....................    (1,346,822)      1,645,969       1,756,048       1,810,461        3,865,656
Net loss attributable to common
 shareholders .........................   $(4,654,563)    $(1,770,472)    $(1,772,566)    $(1,834,505)    $(10,032,106)
Basic and fully diluted loss
 per share ............................        $(0.17)         $(0.06)         $(0.06)         $(0.07)          $(0.36)




                                 CGA GROUP, LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)--(CONTINUED)

1999                                        1ST QTR         2ND QTR         3RD QTR          4TH QTR          TOTAL
----                                      -----------     -----------     -----------     -----------     ------------
Net premiums written ..................   $ 3,047,607     $ 4,000,007     $ 2,183,509     $ 5,089,570     $ 14,320,693
Net premiums earned ...................     3,082,046       3,465,496       2,340,119       3,335,823       12,223,484
Net investment income and net
 realized gains (losses) ..............     1,823,067       2,327,536       2,246,174       2,184,289        8,581,066
Management fees .......................     1,145,259         478,796         506,894       6,076,797        8,207,746
                                          -----------     -----------     -----------     -----------     ------------
  TOTAL REVENUES ......................     6,050,372       6,271,828       5,093,187      11,596,909       29,012,296
                                          ===========     ===========     ===========     ===========     ============
Losses and loss adjustment
 expenses, net ........................       300,000       7,450,000         300,000       8,600,000       16,650,000
Operating Expenses ....................     3,276,277       3,238,902       3,424,867       3,047,550       12,987,596
Rebate on credit support
 arrangements .........................           --              --              --        5,510,000        5,510,000
Acquisition costs .....................       148,138         167,116         186,802         211,515          713,571
Commitment fees and excess of
 loss facility ........................       197,945         202,055         201,233         198,767          800,000
                                          -----------     -----------     -----------     -----------     ------------
  TOTAL EXPENSES ......................     3,922,360      11,058,073       4,112,902      17,567,832       36,661,167
                                          ===========     ===========     ===========     ===========     ============
Net income (loss) .....................     2,128,012      (4,786,245)        980,285      (5,970,923)      (7,648,871)
Net loss attributable to common
 shareholders .........................   $(3,531,036)    $(7,789,311)    $(2,120,831)    $(9,173,737)    $(22,614,915)
Basic and fully diluted loss
 per share ............................        $(0.38)         $(0.28)         $(0.10)         $(0.21)          $(0.97)



1998                                        1ST QTR         2ND QTR         3RD QTR          4TH QTR          TOTAL
----                                      -----------     -----------     -----------     -----------     ------------
Net premiums written ..................   $ 1,949,993     $ 1,607,759     $ 2,882,474     $ 3,356,610     $  9,796,836
Net premiums earned ...................     1,071,135       1,649,341       3,027,536       3,498,277        9,246,289
Net investment income and net
 realized gains (losses) ..............     1,646,061       3,119,215       1,985,828       4,591,150       11,342,254
Management fees .......................       189,056         492,939       1,472,589       1,198,915        3,353,499
                                          -----------     -----------     -----------     -----------     ------------
  TOTAL REVENUES ......................     2,906,252       5,261,495       6,485,953       9,288,342       23,942,042
                                          ===========     ===========     ===========     ===========     ============
Losses and loss adjustment
 expenses, net ........................       195,000         405,000         700,000      21,445,000       22,745,000
Operating Expenses ....................     3,063,863       4,366,129       4,043,755       2,549,619       14,023,366
Acquisition costs .....................        53,245          92,342         129,944         157,686          433,217
Commitment fees and excess of
 loss facility ........................       197,945         199,589         201,233         201,233          800,000
                                          -----------     -----------     -----------     -----------     ------------
  TOTAL EXPENSES ......................     3,510,053       5,063,060       5,074,932      24,353,538       38,001,583
                                          ===========     ===========     ===========     ===========     ============
Net income (loss) .....................      (603,801)        198,435      (2,517,216)    (15,065,197)     (17,987,779)
Net loss attributable to common
 shareholders .........................   $(5,683,130)    $(4,909,349)    $(7,991,082)   $(20,312,666)    $(38,896,227)
Basic and fully diluted loss
 per share ............................        ($0.62)         ($0.54)         ($0.88)         ($2.23)         ($4.27)


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
3.1 Memorandum of Association and Certificate of Incorporation of CGA Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (No. 333-89359) of the Company (the "Registration Statement ")

3.2 Amended and Restated Bye-laws of CGA Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Registration Statement

3.3 Amended and Restated Appendices to Amended and Restated Bye-laws of CGA Group, Ltd., incorporated herein by reference to Exhibit 3.3 to the Registration Statement

4.1 CGA Group, Ltd. Shareholders Agreement dated as of June 12, 1997, as amended and restated as of March 31, 1999, incorporated herein by reference to Exhibit 4.1 to the Registration Statement

10.1 Employment Agreement, as of January 1, 2000, by and between Commercial Guaranty Assurance, Ltd. and Michael Miran, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

10.2 Employment Agreement, as of January 1, 2000, by and between CGA Investment Management, Inc. and Geoffrey N. Kauffman, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

10.3 Series C Convertible Cumulative Voting Preferred Stock Subscription Agreement, dated as of March 31, 1999, incorporated by reference herein to Exhibit 10.18 to the Registration Statement

10.4 Agreement dated as of March 1, 1999 by and among CGA Group and the holders of the Series C Preferred Stock, incorporated herein by reference to Exhibit 10.19 to the Registration Statement

10.5 Restricted Stock Purchase Agreement and Promissory Note, dated as of April 26, 1999, between CGA Group, Ltd. and the employees listed therein, incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.6 CGA Group, Ltd. Chief Financial Officer's Certificate as to Adjustment to Exercise Price of Warrants Issued Pursuant to the Sponsoring Investors and Founders Stock Warrant Plan, dated May 18, 1999, incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

10.7 CGA Group, Ltd. 2000 Stock Option Plan, incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

21.1      Subsidiaries of CGA Group, Ltd.

27.1      Financial Data Schedule