Form 10-Q
period 2001-03-31
CGA GROUP LTD
filed 2001-05-15
CIK 1049632

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                   28,005,648
                               AS OF MAY 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CGA GROUP, LTD.

                            ------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Unaudited Consolidated Balance Sheets -- March 31, 2001
      and December 31, 2000.................................     1
     Unaudited Consolidated Statements of
      Operations -- Three Months Ended March 31, 2001 and
      March 31, 2000........................................     2
     Unaudited Consolidated Statements of Comprehensive
      Income -- Three Months Ended March 31, 2001 and March
      31, 2000..............................................     3
     Unaudited Consolidated Statements of Changes in
      Mezzanine Equity -- Three Months Ended March 31, 2001
      and the Year Ended December 31, 2000..................     4
     Unaudited Consolidated Statements of Shareholders'
      Equity -- Three Months Ended March 31, 2001 and the
      Year Ended December 31, 2000..........................     5
     Unaudited Consolidated Statements of Cash
      Flows -- Three Months Ended March 31, 2001 and March
      31, 2000..............................................     6
     Notes to Unaudited Consolidated Financial Statements...     7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    16

PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..................  II-1
  Signatures................................................  II-2

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                CGA GROUP, LTD.

                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
ASSETS
  Fixed maturity securities available for sale at fair value
     (amortized cost: $157,869,233 and $155,242,949)........  $162,782,432    $156,755,671
  Cash and cash equivalents.................................     3,446,339       4,979,196
  Premiums receivable.......................................     1,975,446       2,039,886
  Management fees receivable................................       319,754         323,208
  Accrued investment income.................................     5,127,887       5,294,511
  Deferred acquisition costs................................     5,194,138       5,288,309
  Deferred premiums receivable..............................     1,774,973       1,567,751
  Other receivable..........................................       475,613              --
  Property and equipment, at cost (less accumulated
     depreciation of $1,447,525 and $1,358,801).............     1,450,626       1,485,523
  Other assets..............................................     1,045,997         997,015
                                                              ------------    ------------
  Total assets..............................................  $183,593,205    $178,731,070
                                                              ============    ============
LIABILITIES
  Unearned premiums.........................................  $  3,051,369    $  3,137,221
  Reserve for losses and loss adjustment expenses...........     5,171,449       5,166,714
  Derivatives liability at fair value.......................     4,650,577              --
  Reinsurance balances payable..............................       127,276         149,614
  Accrued costs and expenses................................     2,515,986       3,429,298
                                                              ------------    ------------
  Total liabilities.........................................    15,516,657      11,882,847
                                                              ------------    ------------
MEZZANINE EQUITY
  Series A preferred stock, $0.01 par value, 10,000,000
     shares, authorized, 4,353,743 and 4,209,057 issued and
     outstanding............................................        43,537          42,090
  Additional paid-in-capital -- Series A preferred stock....   105,125,553     101,361,884
                                                              ------------    ------------
  Total mezzanine equity....................................   105,169,090     101,403,974
                                                              ------------    ------------
SHAREHOLDERS' EQUITY
  Series C preferred stock, $.01 par value, 52,000,000
     shares authorized, 44,971,346 issued and outstanding...       449,713         449,713
  Additional paid-in-capital -- Series C preferred stock....    49,490,298      49,490,298
  Common stock, $.01 par value, 268,000,000 shares
     authorized, 28,005,648 issued and outstanding..........       280,057         280,057
  Additional paid-in-capital -- common stock................    94,983,253      95,131,219
  Accumulated other comprehensive income....................     4,913,199       1,512,722
  Accumulated deficit.......................................   (87,209,062)    (81,419,760)
                                                              ------------    ------------
  Total shareholders' equity................................    62,907,458      65,444,249
                                                              ------------    ------------
  Total liabilities and shareholders' equity................  $183,593,205    $178,731,070
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

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 2001    MARCH 31, 2000
                                                              --------------    --------------
REVENUES
  Gross premiums written....................................   $ 2,735,404       $ 4,010,355
  Ceded premiums............................................       (91,292)         (553,393)
                                                               -----------       -----------
  Net premiums written......................................     2,644,112         3,456,962
  Change in unearned premiums...............................        85,851          (273,695)
                                                               -----------       -----------
  Net premiums earned.......................................     2,729,963         3,183,267
  Derivative income.........................................       280,814                --
  Net investment income.....................................     2,482,183         2,277,324
  Net realized losses.......................................       (13,415)         (321,509)
  Management fees...........................................       569,645           549,056
                                                               -----------       -----------
  Total revenues............................................     6,049,190         5,688,138
                                                               -----------       -----------
EXPENSES
  Losses and loss adjustment expenses.......................       301,818         2,991,391
  Operating expenses........................................     3,251,170         3,616,324
  Policy acquisition costs..................................       271,904           227,245
  Commitment fees...........................................       150,000           150,000
  Excess of loss facility...................................        50,000            50,000
                                                               -----------       -----------
  Total expenses............................................     4,024,892         7,034,960
                                                               -----------       -----------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................     2,024,298        (1,346,822)
Cumulative effect of change in accounting principle.........    (4,196,450)               --
                                                               -----------       -----------
NET LOSS....................................................   $(2,172,152)      $(1,346,822)
                                                               ===========       ===========
LOSS PER SHARE
NET LOSS....................................................   $(2,172,152)      $(1,346,822)
  Pay-in-kind dividends -- preferred stock..................    (3,617,150)       (3,159,775)
  Accretion -- preferred stock..............................      (147,966)         (147,966)
                                                               -----------       -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS................   $(5,937,268)      $(4,654,563)
Basic and diluted loss per common share.....................   $     (0.21)      $     (0.17)
                                                               ===========       ===========
Weighted average common shares outstanding..................    28,005,648        28,005,648
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

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 2001    MARCH 31, 2000
                                                              --------------    --------------
NET LOSS FOR THE PERIOD.....................................   $(2,172,152)      $(1,346,822)
OTHER COMPREHENSIVE INCOME
Change in unrealized appreciation/depreciation on fixed
  maturity securities.......................................     3,307,501          (849,575)
Reclassification adjustment for losses/gains included in net
  income....................................................        92,976           274,218
                                                               -----------       -----------
Change in accumulated other comprehensive income............     3,400,477          (575,357)
                                                               -----------       -----------
COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD..................   $ 1,228,325       $(1,922,179)
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

                                CGA GROUP, LTD.

             CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                  ENDED            YEAR ENDED
                                                              MARCH 31, 2001    DECEMBER 31, 2000
                                                              --------------    -----------------
SERIES A PREFERRED STOCK
Balance -- beginning of period..............................   $     42,090       $     36,768
Pay-in-kind dividends paid..................................          1,447              5,322
                                                               ------------       ------------
Balance -- end of period....................................         43,537             42,090
                                                               ------------       ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES A PREFERRED
Balance -- beginning of period..............................    101,361,884         87,469,444
Pay-in-kind dividends paid..................................      3,615,703         13,300,578
Accretion to redemption value...............................        114,283            457,132
Accretion on warrants.......................................         33,683            134,730
                                                               ------------       ------------
Balance -- end of period....................................    105,125,553        101,361,884
                                                               ------------       ------------
TOTAL SERIES A PREFERRED STOCK..............................   $105,169,090       $101,403,974
                                                               ============       ============
TOTAL MEZZANINE EQUITY......................................   $105,169,090       $101,403,974
                                                               ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                CGA GROUP, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED       YEAR ENDED
                                                              MARCH 31, 2001      DECEMBER 31, 2000
                                                            ------------------    -----------------
SERIES C CONVERTIBLE PREFERRED STOCK
Balance -- beginning of period............................     $    449,713         $    449,713
                                                               ------------         ------------
Balance -- end of period..................................          449,713              449,713
                                                               ------------         ------------
ADDITIONAL PAID-IN-CAPITAL -- SERIES C PREFERRED
Balance -- beginning of period............................       49,490,298           49,466,298
Employee loans repaid.....................................               --               24,000
                                                               ------------         ------------
Balance -- end of period..................................       49,490,298           49,490,298
                                                               ------------         ------------
TOTAL SERIES C PREFERRED STOCK............................       49,940,011           49,940,011
                                                               ------------         ------------
COMMON STOCK
Balance -- beginning of period............................          280,057              280,057
                                                               ------------         ------------
Balance -- end of period..................................          280,057              280,057
                                                               ------------         ------------
ADDITIONAL PAID-IN-CAPITAL -- COMMON STOCK
Balance -- beginning of period............................       95,131,219           95,723,081
Accretion of Series A Preferred Stock to redemption
  value...................................................         (114,283)            (457,132)
Accretion on warrants.....................................          (33,683)            (134,730)
                                                               ------------         ------------
Balance -- end of period..................................       94,983,253           95,131,219
                                                               ------------         ------------
TOTAL COMMON STOCK........................................       95,263,310           95,411,276
                                                               ------------         ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance -- beginning of period............................        1,512,722           (6,500,433)
Increase during the period................................        3,400,477            8,013,155
                                                               ------------         ------------
Balance -- end of period..................................        4,913,199            1,512,722
                                                               ------------         ------------
ACCUMULATED DEFICIT
Balance -- beginning of period............................      (81,419,760)         (71,979,516)
Net income (loss).........................................       (2,172,152)           3,865,656
Series A pay-in-kind dividends............................       (3,617,150)         (13,305,900)
                                                               ------------         ------------
Balance -- end of period..................................      (87,209,062)         (81,419,760)
                                                               ------------         ------------
TOTAL SHAREHOLDERS' EQUITY................................     $ 62,907,458         $ 65,444,249
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

                                CGA GROUP, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                  (UNAUDITED)

                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 2001    MARCH 31, 2000
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................   $(2,172,152)      $ (1,346,822)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Amortization of (discounts) premiums on fixed maturity
     securities.............................................        48,750            (34,353)
  Depreciation expense......................................        88,724            130,801
  Realized loss on sale of fixed maturity securities........        13,415            321,509
Changes in assets and liabilities:
  Premiums receivable.......................................        64,440            212,661
  Accrued investment income.................................       166,624            288,675
  Deferred acquisition costs................................        94,171           (217,223)
  Prepaid reinsurance premiums..............................            --            310,144
  Reinsurance recoverable...................................            --         21,791,332
  Management fees receivable................................         3,454              2,598
  Deferred premiums receivable..............................      (207,222)          (281,545)
  Other receivable..........................................      (475,613)                --
  Other assets..............................................       (48,982)          (772,873)
  Unearned premiums.........................................       (85,852)           307,031
  Reserve for losses and loss adjustment expenses...........         4,735        (25,582,450)
  Derivatives liability at fair value.......................     4,650,577                 --
  Reinsurance balances payable..............................       (22,338)           (42,477)
  Accrued costs and expenses................................      (913,312)        (2,967,672)
                                                               -----------       ------------
Net cash provided by (used in) operating activities.........     1,209,419         (7,880,664)
                                                               -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of fixed maturity securities acquired..................    (9,254,449)        (8,726,140)
Proceeds from sale of fixed maturity securities.............     6,566,000          6,281,921
Purchase of fixed assets, net of disposals..................       (53,827)            (5,237)
                                                               -----------       ------------
Net cash used in investing activites........................    (2,742,276)        (2,449,456)
                                                               -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of employee loans.................................            --             15,000
                                                               -----------       ------------
Net cash provided by financing activities...................            --             15,000
                                                               -----------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (1,532,857)       (10,315,120)
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............     4,979,196         12,775,595
                                                               -----------       ------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................   $ 3,446,339       $  2,460,475
                                                               ===========       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                CGA GROUP, LTD.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                          (EXPRESSED IN U.S. DOLLARS)

1. BUSINESS AND ORGANIZATION

     CGA Group, Ltd., a holding company, was incorporated in Bermuda on June 21, 1996. CGA Group has two wholly-owned subsidiaries, Commercial Guaranty Assurance, Ltd. and CGA Investment Management, Inc. Commercial Guaranty Assurance, Ltd. was incorporated in Bermuda on October 16, 1996. Commercial Guaranty Assurance is licensed as a class 3 insurer under the Insurance Act 1978 (Bermuda), amendments thereto and related regulations, which authorizes it to carry on insurance business of all classes in or from within Bermuda, subject to its compliance with the solvency margin, liquidity ratio and other requirements imposed on it by the Bermuda Insurance Act. Commercial Guaranty Assurance issues financial guaranty insurance policies, which are the functional equivalent of direct-pay letters of credit, to insure payment of interest, principal and other amounts payable in respect of notes, securities, and other financial obligations.

     Commercial Guaranty Assurance's "claims paying ability", also referred to as its "financial strength", is currently rated "AA" (on "Rating
Watch -- Negative") by Fitch, Inc., a nationally recognized statistical rating organization. Commercial Guaranty Assurance's claims-paying ability had been rated "AAA" by Duff & Phelps Credit Rating Agency since June 1997. In April 2000, Fitch acquired and subsequently merged with Duff & Phelps, with Fitch as the surviving company. Although Duff & Phelps had rated Commercial Guaranty Assurance's claims paying ability "AAA", Fitch did not then rate Commercial Guaranty Assurance. On June 2, 2000, Fitch placed Commercial Guaranty Assurance's "AAA" rating on general review for possible downgrade, on the basis that Commercial Guaranty Assurance did not meet Fitch's minimum capital requirements for a "AAA" rating. Fitch downgraded Commercial Guaranty Assurance's financial strength rating on March 14, 2001.

     The Company is continuing to work with its financial advisor, Credit Suisse First Boston Corporation, to attempt to structure a financial transaction that will cause Fitch to remove the Rating Watch -- Negative from Commercial Guaranty Assurance's rating. As of the date of this report, no assurance can be given as to whether or not the Company will be successful in these efforts. Commercial Guaranty Assurance is not seeking new business while its rating from Fitch is on Rating Watch -- Negative.

     Commercial Guaranty Assurance's claims-paying ability is rated "Triple-A" or the equivalent by Dominion Bond Ratings Service Limited, one of the two principal Canadian rating agencies, and by Japan Rating and Investment Information, Inc., the largest credit rating agency in Japan. Commercial Guaranty Assurance is also rated by Canadian Bond Rating Service, Inc., the other principal Canadian rating agency. On October 31, 2000, Standard & Poor's Rating Services announced that it had acquired Canadian Bond Rating Service, and that it would work to "harmonize" outstanding Canadian Bond Rating Service ratings with those of Standard & Poor's. Although Canadian Bond Rating Service currently rates Commercial Guaranty Assurance's claims-paying ability "A++" (triple-A), Commercial Guaranty Assurance is not currently rated by Standard & Poor's. Commercial Guaranty Assurance has requested that Canadian Bond Rating Service withdraw its rating of Commercial Guaranty Assurance's claims-paying ability.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Rules and Regulations of the Securities and Exchange Commission and accordingly, do not include all of the information and disclosures required by generally accepted accounting principles generally accepted in the United States. These financial statements include the accounts of CGA Group, Ltd. and its subsidiaries, and should be read in conjunction with the consolidated financial statements, and related notes thereto, included in CGA Group's 2000 Annual Report on Form 10-K. The accompanying financial statements have not been audited. However, in the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

                                CGA GROUP, LTD.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. OTHER RECEIVABLE

     Commercial Guaranty Assurance has determined, through its ongoing surveillance procedures, that interest payments will probably be deferred on certain classes of securities issued in four collateralized debt obligation transactions by reason of these transactions failing certain of their coverage tests. Clients of Commercial Guaranty Assurance own approximately $91 million face amount of these securities in investment portfolios that have been guaranteed by Commercial Guaranty Assurance.

     Collateralized debt and loan obligations are securities issued in securitization transactions that are backed by pools of high yield bonds and loans. These transactions are typically structured with overcollateralization, debt service coverage and other tests. When these tests are breached, transaction cash flow (including interest payments on the underlying bonds and loans) that would otherwise be used to pay interest on the more junior classes of securities issued in the transaction are used instead to prepay principal on the most senior outstanding class of securities issued in the transaction. Because the principal balance of these senior securities is now being prepaid out of interest payments on the underlying bonds, this results in a smaller principal amount of securities outstanding that are now supported by a proportionately larger pool of collateral, which ultimately benefits all of the transaction's securityholders. The unpaid interest on the junior classes of securities is deferred and added to the outstanding principal amount of these securities. Once enough of the senior securities are repaid so that the transaction is once again in compliance with all applicable coverage tests, normal interest payments on all classes of the transaction's securities are resumed. The deferred interest is ultimately repaid as the underlying bonds pay down.

     As a result of interest payments not being made on these securities, Commercial Guaranty Assurance expects that its clients holding the junior classes of the above securities will therefore have insufficient funds to pay certain of their liabilities, and that Commercial Guaranty Assurance, as insurer of these liabilities, will have to make such payments under its guarantees. On March 26, 2001, Commercial Guaranty Assurance made a payment in the amount of $475,613 in respect of one such security on which interest payments have been deferred. Commercial Guaranty Assurance believes that these payments will aggregate approximately $3 million in each of 2001, 2002 and 2003. However, Commercial Guaranty Assurance expects that each of these securities will resume paying cash interest in 2004, and that the payments made by Commercial Guaranty Assurance will be fully reimbursed out of payments made on these securities over their remaining lives of approximately seven to eight years. Commercial Guaranty Assurance expects to be fully reimbursed for these payments made by it in respect of these securities.

LOSSES AND LOSS EXPENSES

     The reserve for losses and loss adjustment expenses is established in an amount equal to Commercial Guaranty Assurance's estimate of case basis reserves, general reserves and unallocated losses including costs of settlement, on the obligations it has insured. Case basis reserves are established when specific insured issues are identified as currently or likely to be in default. The general reserve for losses and loss adjustment expenses is estimated by management by applying a loss factor, determined based on an independent rating agency study of bond defaults, to net par amount outstanding of the insured obligations.

                                CGA GROUP, LTD.

     The reserve for losses and loss adjustment expenses is comprised of the following at March 31, 2001 and December 31, 2000:

                                                    MARCH 31,     DECEMBER 31,
                                                       2001           2000
                                                    ----------    ------------
Case basis reserve................................  $  110,308    $    166,714
General reserve...................................   5,061,141       5,000,000
                                                    ----------    ------------
          Total reserve for losses and loss
            adjustment expenses...................  $5,171,449    $  5,166,714
                                                    ==========    ============

     The activity in the reserve for losses and loss adjustment expenses is as follows:

                                                    MARCH 31,     DECEMBER 31,
                                                       2001           2000
                                                    ----------    ------------
Balance at beginning of year......................  $5,166,714    $ 36,545,700
  Less reinsurance recoverable....................          --     (25,000,000)
                                                    ----------    ------------
Net balance at beginning of year..................   5,166,714      11,545,700
Net losses and loss expenses incurred in respect
  of losses occurring in:
  Current year....................................     400,000       4,241,391
  Prior year......................................     (27,918)             --
  Reduction in reserve for default swaps included
     in general reserve...........................    (310,941)             --
                                                    ----------    ------------
  Total...........................................      61,141       4,241,391
Net losses and loss expenses paid in respect of
  losses occurring in:
  Current year....................................          --      (2,591,391)
  Prior years.....................................     (56,406)     (8,028,986)
                                                    ----------    ------------
  Total...........................................     (56,406)    (10,620,377)
                                                    ----------    ------------
Balance at end of period..........................  $5,171,449    $  5,166,714
                                                    ==========    ============

     Losses and loss adjustment expenses incurred for the three months ending March 31, 2001 comprised the following:

                                                              MARCH 31,
                                                                2001
                                                              ---------
Increase in general reserve.................................  $400,000
Subrogation recoveries received.............................   (70,264)
Reserves released from prior years..........................   (27,918)
                                                              --------
                                                              $301,818
                                                              ========

     In April 2000, Commercial Guaranty Assurance paid a $2.6 million claim in connection with a $20 million face amount "Triple-B" rated tranche of a home equity loan securitization held by one of the St. George companies. As a result of this claim payment, Commercial Guaranty Assurance is entitled under the transaction documentation to share in a portion of the monthly cash flow from the underlying assets to partially mitigate the loss. For the three months ended March 31, 2001, Commercial Guaranty Assurance recovered approximately $70,000 under these provisions. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management is currently recording these recoveries as reported.

     Surveillance for transactions in the St. George and Cobalt companies is currently performed by CGA Investment Management of behalf of Commercial Guaranty Assurance pursuant to a surveillance contract. In accordance with the provisions of this agreement, CGA Investment Management monitors each asset owned

                                CGA GROUP, LTD.

by St. George and Cobalt and provides detailed surveillance reports to Commercial Guaranty Assurance on a monthly or quarterly basis, depending on asset type. As part of its ongoing surveillance procedures, Commercial Guaranty Assurance maintains and regularly updates a watchlist of those credits which management believes are showing poor or worsening credit characteristics, or are otherwise showing trends that could indicate worsening credit performance in the future. These watchlist credits are ranked in categories, ranging from those that are subject to heightened scrutiny, to those which management believes have a materially higher risk of ultimately resulting in a claim. As of March 31, 2001, there were two asset backed securities, both collateralized debt or loan obligations totaling $36 million in principal amount in the highest (greater risk of claim payment) category of the watchlist. As management does not believe that a loss in respect of any of these securities is "probable and determinable", Commercial Guaranty Assurance has not established case basis reserves in respect of these exposures. Management will continue to monitor these securities carefully, and may establish case basis reserves against these exposures in the future.

4. EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires all derivatives, (unless certain hedging criteria are met), to be recognized on the balance sheet as either assets or liabilities and measured at fair value, with the change in fair value being recognized in current period earnings. The Company has determined that certain of its financial guaranty insurance policies written in the form of credit default swaps are derivatives that are subject to this statement. The credit default swaps are not designated as hedging instruments and, from January 1, 2001, they are valued at fair value with the change in fair value recognized in earnings in the period in accordance with this statement. The fair value is the estimated amount that the Company would pay to terminate the default swaps at the reporting date, and is estimated by management by reference to independent quoted market values for similar instruments. As at March 31, 2001, the Company has written 23 credit default swaps with a total notional value of $210 million.

     To December 31, 2000, the Company included premiums from credit default swaps in gross premiums written in the statement of operations, and earned those premiums over the risk period and established a loss reserve on the default swaps in accordance with its normal policy for financial guaranty insurance policies. As at December 31, 2000, the Company had cumulative loss reserves relating to this business of approximately $0.3 million.

     The Company adopted SFAS 133 for its credit default swaps effective January 1, 2001, and, on that date, recorded a transition adjustment on the statement of operations as a cumulative change in accounting principle. The fair value of these instruments on January 1, 2001 was approximately $4.5 million. The cumulative change in accounting principle recognized in earnings on that date was therefore $4.2 million, being the fair value adjustment after taking account of the existing loss reserves at that date. The loss reserves were reclassified on the balance sheet at that date to form part of the carrying value of the derivative instruments, rather than being presented as loss reserves. During the quarter to March 31, 2001, the Company recorded a further mark-to-fair-value adjustment in the amount of $143,186 that increased the derivatives to fair value at March 31, 2001.

     The Company's current policy for the presentation of credit default swaps is to net the periodic mark-to-fair-value adjustment with any premiums received in respect of credit default swaps in the statement of operations as derivative income. Derivative income earned for the three months ended March 31, 2001 is $280,814, which is comprised of premiums of $424,000, net of the mark-to-fair-value adjustment of $143,186.

5. CAPITAL FACILITIES

     Commercial Guaranty Assurance had "soft" capital facilities totaling $80 million comprised of a $20 million excess of loss reinsurance facility and outstanding commitments to purchase Series B preferred stock

                                CGA GROUP, LTD.

in the amount of $60 million. Commercial Guaranty Assurance considers these capital facilities to represent "soft" capital and they are not related to any specific insurance policy. Commercial Guaranty Assurance pays a fee equal to 1% of the excess of loss facility amount per annum to the reinsurer. Commercial Guaranty Assurance paid a fee of 1% per annum of the commitment amount to the shareholders who provide the commitments. Both the excess of loss fee and the commitment fees are included in expenses on the statement of operations. The commitments to purchase Series B preferred stock of $60 million were funded in full on April 23, 2001 as a result of Fitch's downgrade of Commercial Guaranty Assurance's financial strength rating on March 14, 2001. See note 10 for subsequent event development. The $20 million excess of loss reinsurance facility remains in place.

6. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share for the periods ended March 31, 2001 and 2000.

                                                     MARCH 31,      MARCH 31,
                                                       2001            2000
                                                    -----------    ------------
Basic loss per share
  Numerator:
  Net loss......................................    $(2,172,152)   $(1,346,822)
  Series A -- Pay-in-kind dividends paid........     (3,617,150)    (3,159,775)
  Series A -- Accretion to redemption value.....       (114,283)      (114,283)
  Series A -- Accretion on warrants.............        (33,683)       (33,683)
                                                    -----------    -----------
Net loss attributable to common shareholders....    $(5,937,268)   $(4,654,563)
                                                    -----------    -----------
Denominator:
  Weighted average common shares outstanding....     28,005,648     28,005,648
                                                    -----------    -----------
Basic loss per share............................    $     (0.21)   $     (0.17)
                                                    ===========    ===========
Diluted loss per share
  Numerator.....................................    $(5,937,268)   $(4,654,563)
Denominator.....................................     28,005,648     28,005,648
                                                    -----------    -----------
Diluted loss per share..........................    $     (0.21)   $     (0.17)
                                                    ===========    ===========
Loss per share on cumulative effect of change in
  accounting principle..........................    $      (.15)            --
                                                    ===========    ===========

     CGA Group has outstanding warrants, vested employee stock options and Series C preferred stock which were not included in the computation of the diluted loss per share as the effect of these items is antidilutive for the periods presented above. For the three months ended March 31, 2001, the total number of common share equivalents not included in the calculation of diluted loss per share was 48,027,406. The common share equivalents are comprised of 44,971,346 shares of Series C preferred stock, 847,729 sponsor warrants, 1,938,331 employee stock options, and warrants sold with the Series A preferred stock convertible into 270,000 common shares.

                                CGA GROUP, LTD.

7. INSURANCE IN FORCE

     The following table shows the net par outstanding of insured obligations, net of reinsurance, at March 31, 2001 and December 31, 2000, by asset type:

                                                         2001          2000
ASSET TYPE                                            (IN 000'S)    (IN 000'S)
----------                                            ----------    ----------
Auto................................................  $    7,327    $    9,916
Commercial loan and bond obligations................     349,523       349,523
Commercial mortgage-backed securities...............     525,580       518,771
Corporate asset-backed securities...................     133,999       175,219
Credit card receivables.............................     154,622       155,355
Equipment...........................................      11,319        12,639
Future flows........................................      22,391        24,162
Home equity loans...................................     324,780       339,324
Real estate investment trust debt...................     201,638       201,638
Real estate investment trust preferred stock........      65,000        65,000
Sovereign debt......................................      90,000        90,000
Residual value insurance............................      11,165        11,165
Other consumer asset-backed securities..............     250,380       273,125
                                                      ----------    ----------
Total...............................................  $2,147,724    $2,225,837
                                                      ==========    ==========

     The following table presents the credit ratings of the above assets, based on net par outstanding at March 31, 2001 and December 31, 2000:

                                                              2001    2000
                                                              ----    ----
"AAA".......................................................    5%      4%
"AA"........................................................   14%     14%
"A".........................................................   24%     26%
"BBB".......................................................   46%     45%
"BB"........................................................   10%     10%
Not rated...................................................    1%      1%
                                                              ---     ---
Total.......................................................  100%    100%
                                                              ===     ===

At March 31, 2001, North America comprises 93% of the insured obligations' geographic exposure. Other countries include Turkey, Korea, Greece, Poland, and Portugal, each of which comprises approximately 1.5% or less of the geographic exposure.

8. SEGMENT REPORTING

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

                                CGA GROUP, LTD.

The tables below present financial information for each of the operating segments.

     As of and for the three months ended March 31, 2001:

                               COMMERCIAL         CGA
                                GUARANTY      INVESTMENT
                               ASSURANCE      MANAGEMENT      CGA GROUP        TOTAL
                              ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.........  $  2,729,963    $        --    $        --    $  2,729,963
Derivative income...........       280,814             --             --         280,814
Net investment income.......     2,454,898          8,213         19,072       2,482,183
Net realized losses.........       (13,415)            --             --         (13,415)
Management fees.............            --        569,645             --         569,645
Intersegment revenue(a).....            --        159,739        379,964         539,703
                              ------------    -----------    -----------    ------------
TOTAL REVENUES..............     5,452,260        737,597        399,036       6,588,893
                              ------------    -----------    -----------    ------------
EXPENSE ITEMS
Losses and loss adjustment
  expenses..................       301,818             --             --         301,818
Operating expenses..........       409,473      2,286,326        555,371       3,251,170
Acquisition costs...........       271,904             --             --         271,904
Commitment fees.............       150,000             --             --         150,000
Excess of loss facility.....        50,000             --             --          50,000
Intersegment expenses(a)....       159,739        379,964             --         539,703
                              ------------    -----------    -----------    ------------
TOTAL EXPENSES..............     1,342,934      2,666,290        555,371       4,564,595
                              ------------    -----------    -----------    ------------
Cumulative effect of change
  in accounting principle...    (4,196,450)            --             --      (4,196,450)
NET LOSS....................       (87,124)    (1,928,693)      (156,335)     (2,172,152)
ASSETS
TOTAL ASSETS................  $187,912,404    $ 2,786,959    $27,171,772    $217,871,135
                              ============    ===========    ===========    ============

---------------
(a) Intersegment revenues and expenses are comprised of interest on intercompany loans and surveillance fees.

     As of and for the three months ended March 31, 2000:

                               COMMERCIAL         CGA
                                GUARANTY      INVESTMENT
                               ASSURANCE      MANAGEMENT      CGA GROUP        TOTAL
                              ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.........  $  3,183,267    $        --    $        --    $  3,183,267
Net investment income.......     2,182,285         19,004         76,035       2,277,324
Net realized losses.........      (321,509)            --             --        (321,509)
Management fees.............            --        549,056             --         549,056
Intersegment revenue(a).....            --        112,882        191,959         304,841
                              ------------    -----------    -----------    ------------
TOTAL REVENUES..............     5,044,043        680,942        267,994       5,992,979
                              ------------    -----------    -----------    ------------

                                CGA GROUP, LTD.

                               COMMERCIAL         CGA
                                GUARANTY      INVESTMENT
                               ASSURANCE      MANAGEMENT      CGA GROUP        TOTAL
                              ------------    -----------    -----------    ------------
EXPENSE ITEMS
Losses and loss adjustment
  expenses..................     2,991,391             --             --       2,991,391
Operating expenses..........       413,322      2,829,970        373,032       3,616,324
Acquisition costs...........       227,245             --             --         227,245
Commitment fees.............       150,000             --             --         150,000
Excess of loss facility.....        50,000             --             --          50,000
Intersegment expenses (a)...       112,882        191,959             --         304,841
                              ------------    -----------    -----------    ------------
TOTAL EXPENSES..............     3,944,840      3,021,929        373,032       7,339,801
                              ------------    -----------    -----------    ------------
NET INCOME (LOSS)...........     1,099,203     (2,340,987)      (105,038)     (1,346,822)
                              ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS................  $166,786,997    $ 3,439,530    $17,763,430    $187,989,957
                              ------------    -----------    -----------    ------------

     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.

                                                      2001            2000
                                                  ------------    ------------
REVENUES
Total revenues for reportable segments..........  $  6,588,893    $  5,992,979
Elimination of intersegment revenues............      (539,703)       (304,841)
                                                  ------------    ------------
Total consolidated revenues.....................  $  6,049,190    $  5,688,138
                                                  ------------    ------------
EXPENSES
Total expenses for reportable segments..........  $  4,564,595    $  7,339,801
Elimination of intersegment operating
  expenses......................................      (539,703)       (304,841)
                                                  ------------    ------------
Total consolidated expenses.....................  $  4,024,892    $  7,034,960
                                                  ------------    ------------
ASSETS
Total assets for reportable segments............  $217,871,135    $187,989,957
Intercompany loans..............................   (26,904,964)    (16,043,700)
Other intercompany balances.....................    (7,372,966)     (2,519,496)
                                                  ------------    ------------
Total consolidated assets.......................  $183,593,205    $169,426,761
                                                  ------------    ------------

9. CONTINGENCIES AND COMMITMENTS

GOING CONCERN CONTINGENCY

     Fitch's downgrade of Commercial Guaranty Assurance's financial strength rating is having a material adverse effect on its business. Being rated "AA" on Rating Watch -- Negative by Fitch places Commercial Guaranty Assurance at a distinct competitive disadvantage as compared to providers of credit enhancement with higher ratings. The Fitch downgrade significantly decreases the desirability of Commercial Guaranty Assurance's insurance for many investors, and materially adversely affects both the volume of new business Commercial Guaranty Assurance writes, as well as the premiums Commercial Guaranty Assurance is able to charge for its insurance. In addition, it is possible that Fitch's action may prompt one or more of the other rating agencies that currently rates Commercial Guaranty Assurance's financial strength to lower its rating of Commercial Guaranty Assurance. Nevertheless, a "Double-A" rating is still a high "investment grade" rating and Commercial Guaranty Assurance's claims-paying resources of approximately $252 million remain unimpaired.

                                CGA GROUP, LTD.

     If Fitch were to further downgrade Commercial Guaranty Assurance's financial strength rating, there would be additional adverse consequences. In addition to further decreasing the volume of new insurance Commercial Guaranty Assurance could write and the amount of the premiums it could charge for its insurance, a further downgrade by Fitch of Commercial Guaranty Assurance's financial strength rating could trigger the acceleration of certain liabilities of St. George and Cobalt that have been guaranteed by Commercial Guaranty Assurance. To the extent St. George or Cobalt were unable to repay these liabilities in full, which could result if the securities collateralizing these obligations could not be sold for a price at least equal to the outstanding principal balance of the related liability plus accrued and unpaid interest thereon, Commercial Guaranty Assurance would be liable under its guarantees for the amount of any repayment shortfall. Although the Company believes that Commercial Guaranty Assurance's claims-paying resources currently are sufficient to cover the amount of any such shortfalls and still provide adequate protection for outstanding policies, a material decline in the market value of these securities would result in a material increase in the size of the shortfall required to be paid by Commercial Guaranty Assurance. In any event, a further downgrade of Commercial Guaranty Assurance's financial strength rating to below "Double-A minus" would clearly jeopardize its long term business prospects, and its ability to continue to write financial guaranty insurance. Accordingly, Commercial Guaranty Assurance is not seeking new business while its rating from Fitch is on Rating Watch -- Negative.

     In addition, as well as further decreasing the volume of new insurance Commercial Guaranty Assurance could write and the amount of the premiums it could charge for its insurance, certain other occurrences could be triggered in the event of a downgrade, which may, or may not, have a material adverse effect upon the Company, depending on timing of the occurrence. However, a downgrade to below "Double A minus" would severely jeopardize Commercial Guaranty Assurance's business prospects. This raises substantial doubt about its ability to continue as a going concern.

10. SUBSEQUENT EVENTS

     On April 23, 2001, existing investors in CGA Group purchased an aggregate of 2,400,000 shares of Series B preferred stock of CGA Group for an aggregate purchase price of $60 million pursuant to the capital commitments provided by these investors in connection with the initial capitalization of CGA Group. The Series B preferred stock has a par value of $.01 per share, a $25 stated value per share, and a 7% quarterly compounding dividend payable in additional shares of Series B preferred stock. The Series B preferred stock is subject to mandatory redemption including all accrued and unpaid dividends thereon on June 17, 2012. CGA Group was required to call upon these capital commitments as a result of Commercial Guaranty Assurance's recent downgrading by Fitch from "AAA" to "AA". The $60 million in cash proceeds received by CGA Group was in turn contributed to Commercial Guaranty Assurance as a capital contribution. Because the amount of these capital commitments had already been included in determining Commercial Guaranty Assurance's claims-paying resources, such funding has no net effect on Commercial Guaranty Assurance's claims paying resources. Notwithstanding the funding of the capital commitments, Commercial Guaranty Assurance's financial strength rating from Fitch remains on Rating
Watch -- Negative.

     On May 11, 2001, the Company's subsidiary, CGA Investment Management, Inc., was served with a complaint filed in the Supreme Court of the State of New York, County of New York (Geraldine Alfino Egler v. CGA Investment Management, Inc.) by a former employee, alleging workplace gender discrimination and sexual harassment and seeking $25 million in damages. The Company continues to investigate the allegations but believes that the suit is meritless and intends to defend it vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources as of and for the three months ended March 31, 2001. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Conditions included in the Company's 2000 Annual Report on Form 10-K.

GENERAL

     Commercial Guaranty Assurance's "claims paying ability", also referred to as its "financial strength", is currently rated "AA" (on "Rating
Watch -- Negative") by Fitch, Inc., a nationally recognized statistical rating organization. On June 2, 2000, Fitch placed Commercial Guaranty Assurance's "AAA" rating on general review for possible downgrade, on the basis that Commercial Guaranty Assurance did not meet Fitch's minimum capital requirements for a "AAA" rating. Fitch downgraded Commercial Guaranty Assurance's financial strength rating to "AA" on March 14, 2001. CGA Group is continuing to work with its financial advisor, Credit Suisse First Boston Corporation, to attempt to structure a financial transaction that will cause Fitch to remove Commercial Guaranty Assurance's rating from Rating Watch -- Negative. As of the date of this report, no assurance can be given as to whether or not CGA Group will be successful in these efforts. Commercial Guaranty Assurance is not seeking new business while its rating from Fitch is on Rating Watch -- Negative.

     As a result of Fitch's downgrade of Commercial Guaranty Assurance's financial strength rating, CGA Group was required to call upon the outstanding capital commitments from certain of its existing investors. On April 23, 2001, these investors purchased an aggregate of 2,400,000 shares of Series B preferred stock of CGA Group for an aggregate purchase price of $60 million pursuant to their capital commitments. The Series B preferred stock has a par value of $.01 per share, was issued with a $25 stated value per share, and has a 7% quarterly compounding dividend payable in additional shares of Series B preferred stock. The Series B preferred stock is subject to mandatory redemption including all accrued and unpaid dividends thereon on June 17, 2012. The $60 million in cash proceeds received by CGA Group was in turn contributed to Commercial Guaranty Assurance as a capital contribution. Because the amount of these capital commitments had already been included in determining Commercial Guaranty Assurance's claims-paying resources, such funding has no net effect on Commercial Guaranty Assurance's claims paying resources. Notwithstanding the funding of the capital commitments, Commercial Guaranty Assurance's financial strength rating from Fitch remains on Rating Watch -- Negative.

     On October 31, 2000, Standard & Poor's Rating Services announced that it had acquired Canadian Bond Rating Service, one of the two Canadian rating agencies that currently rates Commercial Guaranty Assurance. Standard and Poor's further announced that it would work to "harmonize" outstanding Canadian Bond Rating Service ratings with those of Standard & Poor's. Although Canadian Bond Rating Service currently rates Commercial Guaranty Assurance's claims-paying ability "A++" (triple-A), Commercial Guaranty Assurance is not currently rated by Standard & Poor's. Commercial Guaranty Assurance has requested that Canadian Bond Rating Service withdraw its rating of Commercial Guaranty Assurance's claims-paying ability rating.

RESULTS OF OPERATIONS

     Total revenues for the quarter ended March 31, 2001 were $6.0 million, of which $2.7 million was from financial guaranty insurance premiums, $0.5 million was from investment management and advisory fees, $2.5 million was from investment income and $0.3 million was from derivative income. Total revenues for the quarter ended March 31, 2000 were $5.7 million, of which $3.2 million was from financial guaranty insurance premiums, $0.5 million was from investment management and advisory fees, $2.3 million was from investment income and $0.3 million from net realized losses on the sale of investments.

  Premiums

     Net premiums earned in the quarter ended March 31, 2001 were derived from $2.7 million of gross premiums written, of which $0.1 million were ceded under reinsurance agreements. Net premiums earned in the quarter ended March 31, 2000 were derived from $4.0 million of gross premiums written, of which $0.6 million were ceded under reinsurance agreements. The $0.8 million decrease in net premiums written during the three months ended March 31, 2001 compared to March 31, 2000 is a direct result of Commercial Guaranty Assurance not seeking new business during the quarter due to the uncertainty with respect to the downgrading of its financial strength by Fitch. Net insurance in force decreased from $2.4 billion at March 31, 2000 to $2.1 billion at March 31, 2001. Commercial Guaranty Assurance continues to provide premium discounts to three subsidiaries of St. George Holdings, Ltd. This premium discount totaled $0.2 million for the quarter ended March 31, 2001.

     On January 1, 2001, Commercial Guaranty Assurance implemented Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") issued by the Financial Accounting Standards Board in June 1998. As a result of the implementation of SFAS 133, Commercial Guaranty Assurance presents premiums from credit default swaps in derivative income on its statement of operations. Prior to January 1, 2001, the Company included premiums from credit default swaps in gross premiums written in the statement of operations. For the three months ended March 31, 2001, default swap premiums were $424,000. On a comparative basis, the net premiums written for the three months ended March 31, 2001 would have been $3.1 million without the change in accounting principle under SFAS 133, compared to $3.5 million for the three months ended March 31, 2000.

     Ceded premiums in the first quarter of 2000 were affected by a charge of approximately $0.3 million relating to recognition of prepaid reinsurance premiums related to the Commercial Financial Services securities. The decrease in unearned premiums results from two insurance policies for which approximately $0.8 million was received up-front of which only $0.2 million was earned during the first quarter of 2000.

  Derivative income

     See note 4 to the unaudited consolidated financial statements. Derivative income for the three months ended March 31, 2001 of $280,814 is comprised of premiums on credit default swaps of $424,000 net of the mark-to-fair-value adjustment of $143,186.

  Insurance in force

     The amount of Commercial Guaranty Assurance's insured portfolio was $2.1 billion net par as of March 31, 2001. The weighted average term of the insured securities at March 31, 2001 is approximately 7.2 years. The following table shows the net par insured obligations at March 31, 2001 and December 31, 2000 by asset type:

                                                         2001          2000
                                                      (IN 000'S)    (IN 000'S)
                                                      ----------    ----------
ASSET TYPE
Auto................................................  $    7,327    $    9,916
Commercial loan and bond obligations................     349,523       349,523
Commercial mortgage-backed securities...............     525,580       518,771
Corporate asset-backed securities...................     133,999       175,219
Credit card receivables.............................     154,622       155,355
Equipment...........................................      11,319        12,639
Future flows........................................      22,391        24,162
Home equity loans...................................     324,780       339,324
Real estate investment trust debt...................     201,638       201,638
Real estate investment trust preferred stock........      65,000        65,000
Sovereign debt......................................      90,000        90,000
Residual value insurance............................      11,165        11,165
Other consumer asset-backed securities..............     250,380       273,125
                                                      ----------    ----------
Total...............................................  $2,147,724    $2,225,837
                                                      ==========    ==========

     The slight reduction in net par obligations is due to the fact that the Company has come off risk for certain exposures which have run off and there is little new business being written.

     The following table presents the credit ratings of the above assets, as assigned by one or more nationally recognized credit rating agencies, based on net par outstanding at March 31, 2001 and December 31, 2000:

                                                              2001    2000
                                                              ----    ----
"AAA".......................................................    5%      4%
"AA"........................................................   14%     14%
"A".........................................................   24%     26%
"BBB".......................................................   46%     45%
"BB"........................................................   10%     10%
Not rated...................................................    1%      1%
                                                              ---     ---
Total.......................................................  100%    100%
                                                              ===     ===

  Investment income

     Net investment income was $2.5 million for the quarter ended March 31, 2001 and $2.3 million for the same period in 2000. The value of investments and cash equivalents at March 31, 2001 was $163 million, compared to $148 million at March 31, 2000. The average yield to maturity at March 31, 2001 on the investment portfolio was 5.3 %, compared with an average yield to maturity of 7.2% as of March 31, 2000. Unrealized gains on the investment portfolio as of March 31, 2001 were $4.9 million compared to $1.5 million of unrealized gains as of December 31, 2000. The increase in unrealized gains is a result of the decrease in interest rates during the first quarter of 2001.

  Management fees

     Management fees earned for the quarter ended March 31, 2001 were $0.5 million compared with the same period in 2000 of $0.5 million.

  Operating expenses

     Operating expenses for the quarter ended March 31, 2001 were $3.3 million compared to $3.6 million for the quarter ended March 31, 2000. These costs are primarily personnel, legal, and administrative. This is a direct result of the Fitch downgrade and the resulting reduction in business written quarter on quarter.

  Losses and loss adjustment expenses

     During the three months ending March 31, 2000 Commercial Guaranty Assurance established a case basis reserve for a $2.6 million claim in connection with a $20 million face amount "Triple-B" rated tranche of a home equity loan securitization held by one of the St. George companies. This amount was paid in April, 2000. There was no similar event during the three months ending March 31, 2001. As a result of this claim payment, Commercial Guaranty Assurance is entitled under the transaction documentation to share in a portion of the monthly cash flow from the underlying assets to partially mitigate the loss. For the three months ended March 31, 2001, Commercial Guaranty Assurance recovered approximately $70,000 under these provisions. As the subrogation amounts to be received cannot be estimated with any degree of certainty, management is currently recording these recoveries as reported. Losses and loss adjustment expenses would be consistent quarter on quarter without this claim and the associated subrogation.

     Surveillance for transactions in the St. George and Cobalt companies is currently performed by CGA Investment Management of behalf of Commercial Guaranty Assurance pursuant to a surveillance contract. In accordance with the provisions of this agreement, CGA Investment Management monitors each asset owned by St. George and Cobalt and provides detailed surveillance reports to Commercial Guaranty Assurance on a monthly or quarterly basis, depending on asset type. As part of its ongoing surveillance procedures, Commercial Guaranty Assurance maintains and regularly updates a watchlist of those credits that Management believes are showing poor or worsening credit characteristics, or are otherwise showing trends that could indicate worsening credit performance in the future. These watchlist credits are ranked in categories, ranging from those that are subject to heightened scrutiny, to those that Management believes have a materially higher risk of ultimately resulting in a claim. As of March 31, 2001, there were two asset backed securities, both collateralized debt or loan obligations totaling $36 million in principal amount in the highest (greater risk of claim payment) category of the watchlist. As Management does not believe that a loss in respect of any of these securities is "probable and determinable", Commercial Guaranty Assurance has not established case basis reserves in respect of these exposures. Management will continue to monitor these securities carefully, and may establish case basis reserves against these exposures in the future.

  Preferred dividends

     For the quarter ended March 31, 2001, the pay-in-kind dividends on preferred stock and accretion on preferred stock totaled $3.8 million compared to $3.3 million for the quarter ended March 31, 2000.

SUMMARY OF OPERATING SEGMENTS

     CGA Group has two reportable segments: Commercial Guaranty Assurance and CGA Investment Management. CGA Group's management has identified the operating segments on the basis that they are separate entities with each entity carrying on a different type of business and Management evaluates their performances separately. Commercial Guaranty Assurance provides financial guaranty insurance and CGA Investment Management provides investment management services. The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies.

     As of and for the three months ended March 31, 2001:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      CGA GROUP        TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  2,729,963    $        --    $        --    $  2,729,963
Derivative income...................       280,814             --             --         280,814
Net investment income...............     2,454,898          8,213         19,072       2,482,183
Net realized losses.................       (13,415)            --             --         (13,415)
Management fees.....................            --        569,645             --         569,645
Intersegment revenue(a).............            --        159,739        379,964         539,703
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................     5,452,260        737,597        399,036       6,588,893
                                      ------------    -----------    -----------    ------------
EXPENSE ITEMS
Losses and loss adjustment
  expenses..........................       301,818             --             --         301,818
Operating expenses..................       409,473      2,286,326        555,371       3,251,170
Acquisition costs...................       271,904             --             --         271,904
Commitment fees.....................       150,000             --             --         150,000
Excess of loss facility.............        50,000             --             --          50,000
Intersegment expenses(a)............       159,739        379,964             --         539,703
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................     1,342,934      2,666,290        555,371       4,564,595
                                      ------------    -----------    -----------    ------------
Cumulative effect of change in
  accounting principle..............    (4,196,450)            --             --      (4,196,450)
NET LOSS............................       (87,124)    (1,928,693)      (156,335)     (2,172,152)
ASSETS
TOTAL ASSETS........................  $187,912,404    $ 2,786,959    $27,171,772    $217,871,135
                                      ============    ===========    ===========    ============

---------------
(a) Intersegment revenues and expenses are comprised of interest on intercompany loans and surveillance fees.

     As of and for the three months ended March 31, 2000:

                                       COMMERCIAL         CGA
                                        GUARANTY      INVESTMENT
                                       ASSURANCE      MANAGEMENT      CGA GROUP        TOTAL
                                      ------------    -----------    -----------    ------------
REVENUES
Net premiums earned.................  $  3,183,267    $        --    $        --    $  3,183,267
Net investment income...............     2,182,285         19,004         76,035       2,277,324
Net realized losses.................      (321,509)            --             --        (321,509)
Management fees.....................            --        549,056             --         549,056
Intersegment revenue(a).............            --        112,882        191,959         304,841
                                      ------------    -----------    -----------    ------------
TOTAL REVENUES......................     5,044,043        680,942        267,994       5,992,979
                                      ------------    -----------    -----------    ------------
EXPENSE ITEMS
Losses and loss adjustment
  expenses..........................     2,991,391             --             --       2,991,391
Operating expenses..................       413,322      2,829,970        373,032       3,616,324
Acquisition costs...................       227,245             --             --         227,245
Commitment fees.....................       150,000             --             --         150,000
Excess of loss facility.............        50,000             --             --          50,000
Intersegment expenses(a)............       112,882        191,959             --         304,841
                                      ------------    -----------    -----------    ------------
TOTAL EXPENSES......................     3,944,840      3,021,929        373,032       7,339,801
                                      ------------    -----------    -----------    ------------
NET INCOME (LOSS)...................     1,099,203     (2,340,987)      (105,038)     (1,346,822)
                                      ------------    -----------    -----------    ------------
ASSETS
TOTAL ASSETS........................  $166,786,997    $ 3,439,530    $17,763,430    $187,989,957
                                      ============    ===========    ===========    ============

     The following are reconciliations of reportable segment revenues, expenses and assets to CGA Group's consolidated totals in the financial statements. Depreciation expense is included in operating expenses.

                                                      2001            2000
                                                  ------------    ------------
REVENUES
Total revenues for reportable segments..........  $  6,588,893    $  5,992,979
Elimination of intersegment revenues............      (539,703)       (304,841)
                                                  ------------    ------------
Total consolidated revenues.....................  $  6,049,190    $  5,688,138
                                                  ------------    ------------
EXPENSES
Total expenses for reportable segments..........  $  4,564,595    $  7,339,801
Elimination of intersegment operating
  expenses......................................      (539,703)       (304,841)
                                                  ------------    ------------
Total consolidated expenses.....................  $  4,024,892    $  7,034,960
                                                  ------------    ------------
ASSETS
Total assets for reportable segments............  $217,871,135    $187,989,957
Intercompany loans..............................   (26,904,964)    (16,043,700)
Other intercompany balances.....................    (7,372,966)     (2,519,496)
                                                  ------------    ------------
Total consolidated assets.......................  $183,593,205    $169,426,761
                                                  ------------    ------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company's investment portfolio, which is managed by Alliance Capital Management Corporation, is invested in foreign corporate and government debt securities which are rated "Double-A" or higher by a nationally recognized rating agency and are denominated in U.S. dollars. The portfolio maintains a weighted average duration of two to five years. As of March 31, 2001 the duration of the portfolio was 3.1 years. The investment portfolio had a return of 3.61% for the quarter ended March 31, 2001 while the Merrill Lynch Eurodollar High Quality 3-5 year Index against which the portfolio's performance is measured, returned 3.59%.

     CGA Group does not expect to pay cash dividends to its shareholders. Commercial Guaranty Assurance's Board of Directors has passed a resolution that Commercial Guaranty Assurance will not declare or pay cash dividends from earnings before June 2002. After June 2002, Commercial Guaranty Assurance intends to comply with dividend restrictions, if any, imposed by Fitch, subject to covenants contained in the subscription agreements for the various classes of CGA Group's stock. In addition, Commercial Guaranty Assurance's dividend payments are subject to certain limitations under Bermudian insurance regulations that require minimum solvency margins and liquidity ratios.

     CGA Investment Management required additional funding for operations from the Company during the quarter ended March 31, 2001 totaling $2.65 million. All intercompany loans bear interest at a rate of 6% per annum with interest paid annually. It is projected to require additional funding at least through 2007 as it must build its assets under management up to an amount that generates sufficient fee income to cover its operations. Management estimates that additional funding of approximately $8 million per year will be required through the remainder of 2001 and 2002 and that this funding will be provided by CGA Group via the operations of Commercial Guaranty Assurance.

     On a consolidated basis, CGA Group provided $1.3 million of cash from operating activities during the quarter ended March 31, 2001, compared to using $7.9 million for the quarter ended March 31, 2000. CGA Group used $2.7 million of net cash in investing activities during the quarter ended March 31, 2001, compared to $2.4 million in the first quarter of 2000.

     Commercial Guaranty Assurance has a $20 million excess of loss reinsurance facility agreement and may also arrange reinsurance on an as needed basis to manage its exposure. In connection with the initial capitalization of CGA Group, the Company also had outstanding commitments from certain institutional shareholders to purchase an aggregate of $60 million of Series B preferred stock. On April 23, 2001, existing investors in CGA Group purchased an aggregate of 2,400,000 shares of Series B preferred stock of CGA Group for an aggregate purchase price of $60 million pursuant to the capital commitments provided by these investors. The $60 million in cash proceeds received by CGA Group was in turn contributed to Commercial Guaranty Assurance as a capital contribution. Because the amount of these capital commitments had already been included in determining Commercial Guaranty Assurance's claims-paying resources, such funding has no net effect on Commercial Guaranty Assurance's claims paying resources. At March 31, 2001, Commercial Guaranty Assurance's claims paying resources were $252.3 million compared to $222.8 million at March 31, 2000.

     Commercial Guaranty Assurance has determined, through its ongoing surveillance procedures, that interest payments are probably going to be deferred on certain classes of securities issued in four collateralized debt obligation transactions by reason of these transactions failing certain of their coverage tests. Clients of Commercial Guaranty Assurance own approximately $91 million face amount of these securities in investment portfolios that have been guaranteed by Commercial Guaranty Assurance. Collateralized debt and loan obligations are securities issued in securitization transactions that are backed by pools of high yield bonds and loans. These transactions are typically structured with overcollateralization, debt service coverage and other tests. When these tests are breached, transaction cash flow (including interest payments on the underlying bonds and loans) that would otherwise be used to pay interest on the more junior classes of securities issued in the transaction are used instead to prepay principal on the most senior outstanding class of securities issued in the transaction. Because the principal balance of these senior securities is now being prepaid out of interest payments on the underlying bonds, this results in a smaller principal amount of securities outstanding that are now supported by a proportionately larger pool of collateral, which ultimately benefits all of the transaction's securityholders. The unpaid interest on the junior classes of securities is deferred and added to the outstanding principal amount of these securities. Once enough of the senior securities are repaid so that the transaction is once again in compliance with all applicable coverage tests, normal interest payments on all classes of the transaction's securities are resumed. The deferred interest is ultimately repaid as the underlying bonds pay down.

     As a result of interest payments not being made on these securities, Commercial Guaranty Assurance expects that its clients will therefore have insufficient funds to pay certain of its liabilities, and that Commercial Guaranty Assurance, as insurer of these liabilities, will have to make such payments under its guarantees. On March 26, 2001, Commercial Guaranty Assurance made a payment in the amount of $475,613 in respect of one such security on which interest payments have been deferred. Commercial Guaranty Assurance believes that these payments will aggregate approximately $3 million in each of 2001, 2002 and 2003. However, Commercial Guaranty Assurance expects that each of these securities will resume paying cash interest in 2004 and thereafter, and that the payments made by Commercial Guaranty Assurance will be fully reimbursed out of payments made on these securities over their remaining lives of approximately seven to eight years. Commercial Guaranty Assurance expects to be fully reimbursed for these payments made by it in respect of these securities.

     Fitch's downgrade of Commercial Guaranty Assurance's financial strength rating to "AA" (on "Rating Watch -- Negative") is having a material adverse effect on its ability to write new financial guaranty assurance business. Many of Commercial Guaranty Assurance's competitors in the area of providing credit enhancement are rated "Triple-A" by one or more of the major rating agencies. Being rated "AA" (on "Rating Watch -- Negative") by Fitch places Commercial Guaranty Assurance at a distinct competitive disadvantage as compared to providers of credit enhancement with higher ratings. The Fitch downgrade significantly decreases the desirability of Commercial Guaranty Assurance's insurance for many investors, and materially adversely affects both the volume of new business Commercial Guaranty Assurance is able to write, as well as the premiums Commercial Guaranty Assurance is able to charge for its insurance. In addition, it is possible that Fitch's action may prompt one or more of the other rating agencies that currently rates Commercial Guaranty Assurance's financial strength to lower its rating of Commercial Guaranty Assurance. Nevertheless, a "Double-A" rating is still a high "investment grade" rating, Commercial Guaranty Assurance's claims-paying resources of approximately $252 million remain unimpaired, and Fitch's action will have no adverse impact on Commercial Guaranty Assurance's current ability to meet its existing obligations to policyholders.

     If Fitch were to further downgrade Commercial Guaranty Assurance's financial strength rating, there would be additional adverse consequences. A downgrade to below "Double A minus" could trigger the acceleration of certain liabilities of St. George and Cobalt that have been guaranteed by Commercial Guaranty Assurance. To the extent St. George or Cobalt were unable to repay these liabilities in full, which could result if the securities collateralizing these obligations could not be sold for a price at least equal to the outstanding principal balance of the related liability plus accrued and unpaid interest thereon, Commercial Guaranty Assurance would be liable under its guarantees for the amount of any repayment shortfall. Although the Company believes that Commercial Guaranty Assurance's claims-paying resources currently are sufficient to cover the amount of any such shortfalls and still provide adequate protection for outstanding policies, a material decline in the market value of these securities would result in a material increase in the size of the shortfall required to be paid by Commercial Guaranty Assurance. Management monitors these amounts on a monthly basis and believes claims-paying resources exceed the amount of any shortfalls by a significant amount.

     In addition, as well as further decreasing the volume of new insurance Commercial Guaranty Assurance could write and the amount of the premiums it could charge for its insurance, certain other occurrences could be triggered in the event of a downgrade, which may, or may not, have a material adverse effect upon the Company, depending on timing of the occurrence. However, a downgrade to below "Double A minus" would severely jeopardize Commercial Guaranty Assurance's business prospects. This raises substantial doubt about its ability to continue as a going concern.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report on Form 10-Q or any other written or oral statements made by or on behalf of CGA Group may include forward-looking statements which reflect CGA Group's current views with respect to future events and financial performance. The forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties are other factors (which are described in more detail herein and in other documents filed by CGA Group with the Securities and Exchange Commission) include, but are not limited to, (i) financial difficulties encountered by an insured of CGA Group's insurance company subsidiary, (ii) uncertainties relating to government and regulatory policies (such as subjecting the company and/or its subsidiaries to insurance regulation or taxation in additional jurisdictions), (iii) the legal environment, (iv) the uncertainties of the receiving process, (v) the risks relating to the claims-paying ability rating of CGA Group's Insurer subsidiary, (vi) loss of the services of any of CGA Group's executive officers,
(vii) changing rates of inflation and other economic conditions, (viii) ability to collect reinsurance recoverables, (ix) developments in global financial markets which could affect CGA Group's investment portfolio, and (x) risks associated with the development of new products and services. The words "believe", "anticipate", "considered to be", "project", "plan", "expect", "intend", "will likely result" or "will continue" and similar expressions identify forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     There are no exhibits filed as part of this Report.

    (b) Reports on Form 8-K

     On March 16, 2001, CGA Group, Ltd. filed a Current Report on Form 8-K with respect to Fitch's lowering of the financial strength rating of Commercial Guaranty Assurance, Ltd. from "AAA" to "AA".

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

Date:  May 15, 2001